Form 10-Q
period 2021-03-31
Organon & Co.
filed 2021-06-21
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File No. 001-40235
Organon & Co.
(Exact name of registrant as specified in its charter)

Delaware		46-4838035
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

30 Hudson Street, Floor 33
Jersey City	New Jersey	07302
(Address of principal executive offices) (zip code)
(Registrant’s telephone number, including area code) (551) 430-6900

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	OGN	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on June 15, 2021: 253,516,000

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Combined Statement of Income
(Unaudited, $ in millions except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales (1)	$1,506	$1,780
Costs, Expenses and Other
Cost of sales (2)	591	538
Selling, general and administrative	382	317
Research and development	67	45
Restructuring costs	1	12
Other (income) expense, net	(2)	24
	1,039	936
Income From Continuing Operations Before Income Taxes	467	844
Taxes on Income	72	110
Net Income From Continuing Operations	395	734
Income (Loss) From Discontinued Operations - Net of Tax (3)	4	(31)
Net Income	$399	$703

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Basic and Diluted:
Continuing operations	$1.56	$2.90
Discontinued operations	0.02	(0.12)
Net earnings per Share Attributable to Organon & Co. Stockholders - Basic and Diluted	$1.58	$2.78

Number of Basic and Diluted Shares Outstanding	253,516,000	253,516,000
(1) Continuing operations includes related party sales of $85 million for the three months ended March 31, 2021. There were no related party sales for the three months ended March 31, 2020.
(2) Continuing operations includes costs for inventory purchases from related parties of $37 million for the three months ended March 31, 2021. There were no costs for inventory purchases from related parties for the three months ended March 31, 2020.
(3) Discontinued operations includes related party sales of $12 million for the three months ended March 31, 2021 and $144 million for the three months ended March 31, 2020, and costs for inventory purchases from related parties of $50 million for the three months ended March 31, 2021 and $313 million for the three months ended March 31, 2020.

Organon & Co.
Condensed Combined Statement of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2021	2020
Net Income	$399	$703
Other Comprehensive Loss, Net of Taxes:
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(2)	8
Cumulative translation adjustment	(66)	(158)
	(68)	(150)
Comprehensive Income	$331	$553
The accompanying notes are an integral part of these interim condensed combined financial statements.

Organon & Co.
Condensed Combined Balance Sheet
(Unaudited, $ in millions)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$141	$12
Accounts receivable (net of allowance for doubtful accounts of $14 in 2021 and $18 in 2020)	1,010	1,038
Inventories (excludes inventories of $104 in 2021 and $127 in 2020 classified in Other assets)	924	913
Other current assets	782	930
Current assets of discontinued operations	120	674
Total current assets	2,977	3,567
Property, Plant and Equipment, net	986	984
Goodwill	4,603	4,603
Other Intangibles, net	482	503
Other Assets	535	361
Noncurrent Assets of Discontinued Operations	59	91
	$9,642	$10,109
Liabilities and Equity
Current Liabilities
Trade accounts payable	$264	$259
Accrued and other current liabilities	759	659
Due to related party	1,520	1,339
Income taxes payable	288	288
Current liabilities of discontinued operations	44	128
Total current liabilities	2,875	2,673
Deferred Income Taxes	125	128
Other Noncurrent Liabilities	1,847	1,739
Noncurrent Liabilities of Discontinued Operations	73	83
Commitments and Contingencies
Organon & Co. Equity
Net investment from Merck & Co., Inc.	5,411	6,108
Accumulated other comprehensive loss	(689)	(622)
Total Equity	4,722	5,486
	$9,642	$10,109
The accompanying notes are an integral part of these interim condensed combined financial statements.

Organon & Co.
Condensed Combined Statement of Equity
(Unaudited, $ in millions)

	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2020	$7,949	$(914)	$7,035
Net income attributable to Organon & Co.	703	—	703
Other comprehensive loss, net of taxes	—	(150)	(150)
Net transfers to Merck & Co., Inc.	(559)	—	(559)
Balance at March 31, 2020	$8,093	$(1,064)	$7,029

Balance at January 1, 2021	$6,108	$(622)	$5,486
Net income attributable to Organon & Co.	399	—	399
Other comprehensive loss, net of taxes	—	(68)	(68)
Net transfers to Merck & Co., Inc.	(1,096)	1	(1,095)
Balance at March 31, 2021	$5,411	$(689)	$4,722
The accompanying notes are an integral part of these interim condensed combined financial statements.

Organon & Co.
Condensed Combined Statement of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$395	$734
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	18	12
Amortization	20	21
Deferred income taxes	(25)	(15)
Share-based compensation	11	10
Unrealized foreign exchange loss	7	—
Net changes in assets and liabilities
Accounts receivable	(40)	(156)
Inventories	(33)	(10)
Other current assets	141	160
Trade accounts payable	4	(3)
Accrued and other current liabilities	70	(23)
Due from/due to related party	769	—
Income taxes payable	(52)	7
Other	15	10
Net Cash Flows Provided by Operating Activities from Continuing Operations	1,300	747
Cash Flows from Investing Activities
Capital expenditures	(38)	(40)
Proceeds from sale of property, plant and equipment	—	1
Net Cash Flows Used in Investing Activities from Continuing Operations	(38)	(39)
Cash Flows from Financing Activities
Repayments of short-term borrowings from Merck & Co., Inc., net	(566)	—
Net transfers to Merck & Co., Inc.	(551)	(708)
Net Cash Flows Used in Financing Activities from Continuing Operations	(1,117)	(708)
Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	204	(81)
Net Cash Used in Investing Activities	—	(10)
Net Cash (Used in) Provided by Financing Activities	(244)	90
Net Cash Flows Used in Discontinued Operations	(40)	(1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	(13)	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	(1)	2
Net Increase in Cash and Cash Equivalents	91	1
Cash and Cash Equivalents, Beginning of Period	12	—
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	58	319
Total Cash and Cash Equivalents, End of Period	161	320
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	20	320
Cash and Cash Equivalents, End of Period	$141	$—
 The accompanying notes are an integral part of these interim condensed combined financial statements.

Notes to Condensed Combined Financial Statements (unaudited)

1.    Background and Nature of Operations
Organon & Co. ("Organon" or the "Company") is a global healthcare company that develops and delivers innovative health solutions through a portfolio of prescriptions therapies within women's health, biosimilars and established brands. The Company sells these products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK").
On June 2, 2021, Organon & Co. and Merck & Co., Inc. ("Merck") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off its women’s health, biosimilars and established brands into Organon, a new, publicly traded company (the "Separation").
In connection with the Separation, Merck distributed (the "Distribution") on June 2, 2021, on a pro rata basis, to holders of the outstanding shares of common stock of Merck, par value $0.50 per share (the "Merck Common Stock") on May 17, 2021 (the "Record Date"), all of the outstanding shares of Common stock, par value $0.01 per share, of Organon (the "Common Stock"). Each Merck shareholder was entitled to receive one-tenth of a share of the Common Stock for each share of Merck Common Stock held on the Record Date. Organon is now a standalone publicly traded company and, on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange ("NYSE") under the ticker symbol "OGN."
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and a transition services agreement (the "Transition Service Agreement" or "TSA") (see Note 18 for additional details).
These condensed combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Company.
The Company’s operations are principally managed on a products basis that include the following product portfolios:
•Women’s Health: the Company has innovative contraception and fertility brands, such as Nexplanon/Implanon NXT, a long-acting reversible contraceptive, a class of contraceptives which are recognized as the most effective type of hormonal contraception available to patients with a lower long-term average cost.
•Biosimilars: the Company’s current portfolio spans across immunology and oncology treatments. All five of the biosimilars in Organon’s portfolio have launched in certain countries globally, including two biosimilars in the United States.
•Established Brands: the Company has a portfolio of established brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management.
The historical results of certain Merck non-U.S. legal entities that were contributed to Organon in connection with the Separation ("Transferring Entities" and each, a "Transferring Entity") included operations related to other Merck products that were retained by Merck ("Merck Retained Products"). As of the first quarter of 2021, substantially all of the Merck Retained Products business of the Transferring Entities was contributed by the Company to Merck and its affiliates. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in these condensed combined financial statements (see Note 2).
2.    Basis of Presentation
The Company’s historical combined financial statements have been prepared on a standalone basis and are derived from Merck’s consolidated financial statements and accounting records. The condensed combined financial statements reflect the Company’s financial position, results of operations and cash flows as it was operated as part of Merck prior to the Separation, in conformity with U.S. generally accepted accounting principles ("GAAP"). The assets, liabilities, revenue and expenses of the Company have been reflected in these condensed combined financial statements on a historical cost basis, as included in the consolidated financial statements of Merck, using the historical accounting policies applied by Merck. These condensed combined financial statements do not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. GAAP for

Notes to Condensed Combined Financial Statements (unaudited) (continued)
complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Registration Statement Form 10, as amended, filed on April 29, 2021 (the "Form 10").
These condensed combined financial statements were prepared following a legal entity approach, which resulted in the inclusion of the following:
•Certain assets and liabilities, results of operations and cash flows attributable to the sales of Organon Products that have been or were contributed to Organon prior to the consummation of the Separation, and
•The Transferring Entities, which have historically included the results from the sales of both Organon Products and the Merck Retained Products. Each Transferring Entity’s historical operations, including its results of operations, assets and liabilities, and cash flows have been fully reflected in these condensed combined financial statements.
•During the first quarter of 2021, in contemplation of the Separation:
•Substantially all of the Merck Retained Products business of the Transferring Entities was distributed to Merck and its affiliates ("MRP Distribution") and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferring Entities are reflected as discontinued operations.
•Substantially all of the Organon Products business was transferred by Merck affiliates to legal entities established to operate the Organon Products business and, as noted above, such entities have been contributed to Organon ("Organon Entities").
The Company’s businesses have historically functioned together with the other businesses controlled by Merck. Accordingly, the Company relied on Merck’s corporate and other support functions for its business. Therefore, certain corporate and shared costs have been allocated to the Company based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, including:
(i) expenses related to Merck support functions that are provided on a centralized basis within Merck, including expenses for facilities, executive oversight, treasury, finance, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions;
(ii) certain manufacturing and supply costs incurred by Merck’s manufacturing division, including facility management, distribution, logistics, planning and global quality. These costs include material, manufacturing costs and variances, distribution expenses, supply chain management, contract manufacturing and quality charges, among others;
(iii) certain costs incurred by Merck’s human health division in relation to selling and marketing activities, and related administrative support functions, that are not routinely allocated to therapeutic areas;
(iv) costs incurred by Merck’s research laboratories for activities related to drug discovery and development, as well as medical and regulatory affairs;
(v) restructuring costs (see Note 4) and share-based compensation expenses (see Note 9); and
(vi) certain compensation expenses maintained on a centralized basis such as certain employee benefit expenses.
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented, though the allocations may not be indicative of the actual costs that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Following the Separation, certain functions that Merck provided to the Company prior to the Separation will either continue to be provided to the Company by Merck under the Transition Services Agreement or will be performed using the Company’s own resources or third-party service providers. Additionally, under manufacturing and supply agreements, the Company will manufacture certain products for Merck or its applicable affiliate and Merck will manufacture certain products for the Company or its applicable affiliate. The Company expects to incur certain costs in its establishment as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.
The condensed combined balance sheet reflects all of the assets and liabilities that are either specifically identifiable or are directly attributable to the Company and its operations, as well as assets and liabilities attributable to the discontinued operations of the Merck Retained Products.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
In connection with the Separation, certain assets and liabilities including accounts receivables, inventories and trade payables included on the condensed combined balance sheets as of March 31, 2021 were retained by Merck and will be adjusted through Net investment from Merck & Co., Inc. in the Company’s combined financial statements for the second quarter of 2021.
Property, plant and equipment reflected in the condensed combined balance sheet is primarily attributable to the six manufacturing facilities the Company operates and certain information technology assets. No assets or liabilities are reflected in the condensed combined balance sheet for amounts related to derivatives and hedging activities.
Merck maintains various employee benefit plans which the Company’s employees participate in, and a portion of the costs associated with these plans has been included in the Company’s combined financial statements. The condensed combined balance sheet at December 31, 2020 only includes assets and liabilities relating to plans for which the entity being transferred is the plan sponsor. During the first quarter of 2021, certain pension assets and obligations were transferred by Merck into Organon Entities that are the plan sponsor and, accordingly, the condensed combined balance sheet at March 31, 2021 includes assets and liabilities of the newly set up plans of Organon Entities.
Income tax expense and deferred tax balances in the condensed combined financial statements have been calculated on a separate tax return basis. The Company’s operations are included in the tax returns of certain Organon Entities, Transferring Entities or the respective Merck entities of which the Company’s business is a part. As a standalone entity, the Company will file tax returns on its own behalf, and its deferred taxes and effective income tax rate may differ from those in the historical periods.
Merck utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Company was routinely transferred into accounts managed by Merck’s centralized treasury function and cash disbursements for the Company’s operations prior to the Separation were funded as needed by Merck. Cash and cash equivalents of the Organon Entities and the Transferring Entities are reflected in the Company’s condensed combined balance sheet. Balances held by the Organon Entities and the Transferring Entities with Merck for cash transfers and loans are reflected as Due to related party. All other cash, cash equivalents, short-term investments and related transfers between Merck and the Company were generally held centrally through accounts controlled and maintained by Merck and were not specifically identifiable to the Company. Accordingly, such balances have been accounted for through Net investment from Merck & Co., Inc. Merck’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company.
During the second quarter of 2021, Merck issued an aggregate of $9.5 billion of debt in connection with the Separation. As part of the Separation, the debt was assumed by the Company. Such indebtedness will cause the Company to record additional interest expense in future periods (see Note 18 for additional details).
As the separate legal entities that make up the Company’s business were not historically held by a single legal entity, Net investment from Merck & Co., Inc. is shown in lieu of shareholders’ equity in these condensed combined financial statements. Net investment from Merck & Co., Inc. represents Merck’s interest in the recorded assets of the Company and the cumulative investment by Merck in the Company through the periods presented, inclusive of operating results.
All intercompany transactions and accounts within Organon have been eliminated. For the Organon Entities and the Transferring Entities, transactions with Merck affiliates are included in the condensed combined statement of income and related balances are reflected as Due to related party, Due from related party or Related Party Loans Payable in the continuing operations and discontinued operations, as applicable. Other balances between the Company and Merck are considered to be effectively settled in the combined financial statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled is reflected in the condensed combined statement of cash flows within financing activities and in the condensed combined statement of equity as Net transfers to Merck & Co., Inc. See Note 15 for additional details.
Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
Use of Estimates
The presentation of these condensed combined financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Accordingly actual results could differ materially from management's estimates and assumptions.
The COVID-19 pandemic continued to negatively affect the Company's results during the first quarter of 2021. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic at March 31, 2021 and through the date of this report.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s combined financial statements upon adoption.
In January 2020, the FASB issued new guidance intended to clarify certain interactions between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance addresses accounting for the transition into and out of the equity method of accounting and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s combined financial statements upon adoption.
Recently Issued Accounting Standard Not Yet Adopted
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its combined financial statements.
3.    Samsung Collaboration
In 2013, Merck entered into an agreement with Samsung Bioepis Co., Ltd. ("Samsung Bioepis") to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company’s product portfolio. Under the agreement, Samsung Bioepis is responsible for preclinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates, and the Company has an exclusive license for worldwide commercialization with certain geographic exceptions specified on a product-by-product basis. The Company’s access rights to each product under the agreement last for 10 years from each product’s launch date on a market-by-market basis. Gross profits are shared equally in all markets with the exception of Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to the Company. Since the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Generally, profit sharing adjustments are recorded either to Cost of sales (after commercialization) or Selling, general and administrative expenses (prior to commercialization).
In addition to an upfront payment upon execution of the arrangement, Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. At March 31, 2021, potential future regulatory milestone payments of $25 million remain under the agreement.
Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Sales	$81	$68

Cost of sales	53	40
Selling, general and administrative	15	19

($ in millions)	March 31, 2021	December 31, 2020
Receivables from Samsung included in Other current assets	$13	$52
Payables to Samsung included in Trade accounts payable	13	13

Notes to Condensed Combined Financial Statements (unaudited) (continued)
4.    Restructuring
Restructuring costs directly attributable to the Company as well as charges allocated for the three months ended March 31, 2021 were not material. For the three months ended March 31, 2020, restructuring costs allocated to the Company were $12 million. These were comprised of $5 million related to separation costs and $7 million related to other restructuring activities. Liabilities for costs associated with restructuring activities related to the Organon Entities and the Transferring Entities included primarily in Accrued and other current liabilities were $12 million and $17 million at March 31, 2021 and December 31, 2020, respectively. The amount accrued at March 31, 2021 primarily reflects the future planned exit of a long-term contract.
5.    Financial Instruments
Merck manages the impact of foreign exchange rate movements on its affiliates’ earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments. Merck has established revenue hedging and balance sheet risk management programs that the Company participates in to protect against the volatility of future foreign currency cash flows and changes in fair value caused by volatility in exchange rates. Accordingly, the condensed combined statement of income includes the impact of Merck’s derivative financial instruments that is deemed to be associated with the Company’s operations and has been allocated to the Company utilizing a proportional allocation method. For the three months ended March 31, 2021 and 2020, the Company recognized allocated net losses (gains) of $32 million and $(11) million, respectively, in Sales. In the first three months of 2021 and 2020, the Company recognized allocated net losses (gains) of $3 million and $(48) million, respectively, in Other (income) expense, net. Additionally, direct and allocated foreign currency transaction gains and losses included in Other (income) expense, net in the first three months of 2021 and 2020 were net (gains) losses of $(7) million and $61 million, respectively.
Concentrations of Credit Risk
Historically, the Company’s operations formed part of Merck’s monitoring of concentrations of credit risk associated with corporate and government issuers of securities and financial institutions with which Merck conducted business. Credit exposure limits were established to limit a concentration with any single issuer or institution.
The majority of the Company’s accounts receivable arise from product sales in the United States, Europe and China and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company’s customers with the largest accounts receivable balances are McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, which represented, in aggregate, approximately 20% of total accounts receivable at March 31, 2021. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.
Merck has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Merck factored $181 million and $227 million of accounts receivable related to the Company in the first quarter of 2021 and the fourth quarter of 2020, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the condensed combined statement of cash flows.
6.    Inventories
Inventories consisted of:

($ in millions)	March 31, 2021	December 31, 2020
Finished goods	$399	$351
Raw materials and work in process	573	630
Supplies	57	60
Total (approximates current cost)	1,029	1,041
Decrease to LIFO costs	(1)	(1)
	$1,028	$1,040
Recognized as:
Inventories	$924	$913
Other assets	104	127

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Inventories valued under the LIFO method comprised $90 million and $48 million at March 31, 2021 and December 31, 2020, respectively. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories not expected to be sold within one year.
7.    Property, Plant and Equipment

($ in millions)	March 31, 2021	December 31, 2020
Land	$13	$14
Building	595	647
Machinery, equipment and office furnishings	795	787
Construction in progress	400	356
Less: accumulated depreciation	(817)	(820)
Property, Plant and Equipment, net	$986	$984

8.    Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters. In the opinion of the Company, it is unlikely that the resolution of these matters will be material to the Company’s financial condition, results of operations or cash flows.
Given the nature of the litigation discussed below and the complexities involved in these matters, the Company is unable to reasonably estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. For product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. The Company has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for most product liabilities.
Reference is made below to certain litigation in which Merck, but not Organon, is named as a defendant. Pursuant to Section 4.02 of the Separation and Distribution Agreement between Organon and Merck, Organon is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.
Product Liability Litigation
Fosamax
Merck is a defendant in product liability lawsuits in the United States involving Fosamax ("Fosamax Litigation"). As of March 31, 2021, approximately 3,485 cases are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.
All federal cases involving allegations of Femur Fractures have been or will be transferred to a multidistrict litigation in the District of New Jersey ("Femur Fracture MDL"). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit ("Third Circuit"). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. Briefing on the issue is closed, and the parties await the decision of the District Court.
Accordingly, as of March 31, 2021, approximately 970 cases were actively pending in the Femur Fracture MDL.
As of March 31, 2021, approximately 2,235 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of March 31, 2021, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are five Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.
Nexplanon/Implanon
Merck is a defendant in lawsuits brought by individuals relating to the use of Implanon and Nexplanon. In the United States, as of March 31, 2021, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio. In addition, there are 56 unfiled cases alleging similar injuries, which have been tolled under a written tolling agreement. There was one filed action related to Nexplanon in the United States seeking compensation for alleged injuries or medical bills involving a complicated removal of Nexplanon. The plaintiff voluntarily dismissed the action without prejudice in March 2021. As of March 31, 2021, Merck had 25 cases pending outside the United States, of which 20 relate to Implanon and five relate to Nexplanon.
Propecia/Proscar
Merck is a defendant in product liability lawsuits in the United States involving Propecia and/or Proscar. The lawsuits were filed in various federal courts and in state court in New Jersey. The federal lawsuits were then consolidated for pretrial purposes in a federal multidistrict litigation in the Eastern District of New York (the "MDL"), and Judge Brian Cogan now presides over these matters. The matters pending in state court in New Jersey were consolidated in Middlesex County ("N.J. Coordinated Proceedings"). The N.J. Coordinated Proceedings have now concluded. Merck is also defending a Propecia matter in state court in Los Angeles, California.
In 2018, Merck and the Plaintiffs’ Executive Committee in the MDL and the Plaintiffs’ Liaison Counsel in the N.J. Coordinated Proceedings entered into an agreement to resolve the above mentioned Propecia/Proscar lawsuits for an aggregate amount of $4.3 million. The settlement was subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate was less than 100%. The contingencies were satisfied and the settlement agreement has been finalized. At March 31, 2021, fewer than 10 cases remain pending in the United States. The Company is also defending 16 product liability cases outside the United States.
Vioxx
Merck Sharp & Dohme Farmaceutica Ltda. is a named defendant in product liability cases in Brazil alleging personal injury or economic loss as a result of the purchase or use of Vioxx, including two individual actions and seven putative class action proceedings. Organon will not be liable for the results of the Vioxx litigation.
Governmental Proceedings
From time to time, Organon’s subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and other governmental authorities in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary

Notes to Condensed Combined Financial Statements (unaudited) (continued)
investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to the Company, monetary fines and/or remedial undertakings may be required.
Commercial and Other Litigation
Zetia Antitrust Litigation
Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. In August 2019, the district court adopted in full the report and recommendation of the magistrate judge with respect to the Merck Defendants’ motions to dismiss on non-arbitration issues, thereby granting in part and denying in part Merck Defendants’ motions to dismiss. In addition, in June 2019, the representatives of the putative direct purchaser class filed an amended complaint, and in August 2019, retailer opt-out plaintiffs filed an amended complaint. In December 2019, the district court granted the Merck Defendants’ motion to dismiss to the extent the motion sought dismissal of claims for overcharges paid by entities that purchased generic ezetimibe from Par Pharmaceutical, Inc. (Par Pharmaceutical) and dismissed any claims for such overcharges. In November 2019, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed motions for class certification. In August 2020, the district court granted in part the direct purchasers’ motion for class certification and certified a class of 35 direct purchasers and, in November 2020, the U.S. Court of Appeals for the Fourth Circuit granted the Merck Defendants’ motion for permission to appeal the district court’s order. The Fourth Circuit will hear argument in Defendants’ appeal on May 6, 2021. Also, in August 2020, the magistrate judge recommended that the court grant the motion for class certification filed by the putative indirect purchaser class. The Merck Defendants objected to this report and recommendation and are awaiting a decision from the district court.
In August 2020, the Merck Defendants filed a motion for summary judgment and other motions, and plaintiffs filed a motion for partial summary judgment, and other motions. Those motions are now fully briefed, and the court will likely hold a hearing on the competing motions. Trial in this matter has been adjourned.
In September 2020, United Healthcare Services, Inc. filed a lawsuit in the United States District Court for the District of Minnesota against Merck and others (the UHC Action). The UHC Action makes similar allegations as those made in the Zetia class action. In September 2020, the United States Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of Virginia to proceed with the multidistrict Zetia litigation already in progress.
In December 2020, Humana Inc. filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against Merck and others, alleging defendants violated state antitrust laws in multiple states. Also, in December 2020, Centene Corporation and others filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the same defendants as Humana. Both lawsuits allege similar anticompetitive acts to those alleged in the Zetia class action.
Organon will not be liable for the results of the Zetia Antitrust litigation.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file abbreviated New Drug Applications ("NDAs") with the U.S. Food and Drug Administration ("FDA") seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Nexplanon — In June 2017, Microspherix LLC ("Microspherix") sued the Company in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix’s patents that claim radio-opaque, implantable drug delivery devices. Microspherix is claiming damages from September 2014 until those patents expire in May 2021. The Company brought Inter Partes Review ("IPR") proceedings in the United States Patent and Trademark Office ("USPTO") and successfully stayed the district court action. The USPTO

Notes to Condensed Combined Financial Statements (unaudited) (continued)
invalidated some, but not all, of the claims asserted against the Company. The Company appealed the decisions finding claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO’s decisions. The matter is no longer stayed in the district court, and the Company is currently litigating the invalidity and non-infringement of the remaining asserted claims.
Other Litigation
There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial condition, results of operations or cash flows either individually or in the aggregate.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2021 and December 31, 2020 of approximately $30 million and $35 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
9.    Share-Based Compensation Plans
Merck has share-based compensation plans under which it grants restricted stock units ("RSUs") and performance share units ("PSUs") to certain management level employees. In addition, employees and non-employee directors of Merck may be granted options to purchase shares of Merck’s common stock at the fair market value at the time of grant.
For the three months ended March 31, 2021, share-based compensation expense for Merck awards related to the Company's employees has been recognized on a specific identification basis for employees transferred from Merck. Additionally, Merck's corporate employee share-based compensation expense has been allocated based on revenue and recognized in the condensed combined statement of income. For the three months ended March 31, 2020, since the Company operated together with other Merck businesses, the Company has determined that it is not practicable to specifically identify share-based compensation expense for Merck awards related to the Company’s employees. Accordingly, such expense, as well as expense related to Merck’s corporate and shared functional employees, has been allocated to the Company on a proportional cost allocation method, primarily based on revenue or directly identifiable costs, depending on the employee’s function. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.
Total direct and allocated share-based compensation expense for the three months ended March 31, 2021, the allocated share-based compensation expense for the three months ended March 31, 2020 and the respective income tax benefits recognized by the Company in the condensed combined statement of income are as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Share-based compensation expense	$11	$10
Income tax benefits	2	2
In connection with the Separation, awards under Merck's share-based compensation plans related to the Company's employees have been transferred to Organon in accordance with the terms of Article VI of the EMA.
10.    Pension and Other Postretirement Benefit Plans
The Organon Entities and the Transferring Entities are the plan sponsors for certain defined benefit pension plans and these condensed combined financial statements reflect the periodic benefit costs and funded status of such plans. Organon pension plans are primarily comprised of plans in Belgium, Korea, Germany and Italy. The Company uses December 31 as the year-end measurement date for these plans.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Further, Merck has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Merck also provides medical benefits, principally to its eligible U.S. retirees and their dependents through its other postretirement benefit plans. Liabilities associated with these plans are not reflected in the Company’s condensed combined balance sheet. The condensed combined statement of income includes expense allocations for these benefits which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $18 million and $13 million for the three months ended March 31, 2021 and 2020, respectively.
Net Periodic Benefit Cost
The net periodic benefit cost for pension plans of the Organon Entities and the Transferring Entities consisted of $1 million of service cost for both the three months ended March 31, 2021 and 2020.
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2021	2020
Exchange (gains) losses	$(4)	$13
Other, net	2	11
	$(2)	$24

12.    Taxes on Income
The effective income tax rates of 15.5% and 13.0% for the three months ended March 31, 2021 and 2020, respectively, reflect the beneficial impact of foreign earnings. During the three months ended March 31, 2021, the Internal Revenue Service ("IRS") concluded its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the condensed combined financial statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company is including a $29 million net tax benefit during the three months ended March 31, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
13.    Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive loss by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020, net of taxes	$(354)	$(560)	$(914)
Other comprehensive income (loss), pretax	10	(158)	(148)
Tax	(2)	—	(2)
Other comprehensive income (loss), net of taxes	8	(158)	(150)
Balance at March 31, 2020, net of taxes	$(346)	$(718)	$(1,064)

Balance at January 1, 2021, net of taxes	$(32)	$(590)	$(622)
Other comprehensive income (loss), pretax	1	(66)	(65)
Tax	(3)	—	(3)
Other comprehensive loss, net of taxes	(2)	(66)	(68)
Transfer of benefit plans to Merck affiliates	1	—	1
Balance at March 31, 2021, net of taxes	$(33)	$(656)	$(689)

Notes to Condensed Combined Financial Statements (unaudited) (continued)
14.    Product and Geographic Information
The Company’s operations are principally managed on a products basis and include one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended March 31,
	2021			2020
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$141	$42	$183	$149	$45	$195
Follistim AQ	25	27	52	21	21	41
NuvaRing	21	24	45	26	37	63
Orgalutron	8	21	29	(1)	16	16
Cerazette	—	17	17	—	17	17
Other Women's Health (1)	40	33	73	22	37	59
Biosimilars
Renflexis	35	4	38	26	2	28
Ontruzant	4	19	22	—	22	22
Brenzys	—	10	10	—	18	18
Other Biosimilars (1)	—	10	10	—	—	—
Established Brands
Cardiovascular
Zetia	2	89	92	(2)	147	145
Vytorin	3	38	41	3	50	53
Atozet	—	112	112	—	122	122
Cozaar/Hyzaar	3	87	90	7	95	102
Rosuzet	—	15	15	—	32	32
Zocor	1	14	15	(1)	25	24
Other Cardiovascular (1)	—	24	24	—	33	33
Respiratory
Singulair	5	102	107	5	151	155
Nasonex	2	41	43	6	65	71
Dulera	31	8	38	72	11	83
Clarinex	1	23	25	2	50	51
Asmanex	16	2	18	27	2	29
Other Respiratory (1)	—	4	5	1	9	10
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	56	56	—	70	70
Fosamax	1	37	38	1	40	41
Diprospan	—	26	26	—	29	29
Diprosone	—	20	20	1	20	20
Other Non-Opioid Pain, Bone and Dermatology (1)	(1)	42	41	1	48	49
Other
Proscar	—	32	32	—	42	43
Propecia	2	29	31	3	27	30
Sinemet	—	18	18	—	21	21
Remeron	1	17	17	1	14	14
Other (1)	10	43	54	22	46	69
Other (2)	—	69	69	1	23	25
Total sales	$351	$1,155	$1,506	$393	$1,387	$1,780
U.S. plus international may not equal total due to rounding.
(1) Includes sales of products not listed separately. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women's Health.
(2) Includes allocated amounts from revenue hedging activities and manufacturing sales to Merck and third parties.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Combined sales by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Europe and Canada	$490	$495
United States	351	393
Asia Pacific and Japan	285	419
China	205	219
Latin America, Middle East, Russia and Africa	203	238
Other(1)	(28)	16
	$1,506	$1,780
(1) Primarily reflects allocated amounts from revenue hedging activities.

During the first quarter of 2021, the Company realigned its geographic presentation of sales to reflect internal management view of Organon as a stand-alone entity. Accordingly, prior period sales by geographic area have been recasted to reflect these changes.
15.    Related Party Disclosures
The Company has not historically operated as a standalone business and the condensed combined financial statements are derived from the consolidated financial statements and accounting records of Merck. The following disclosure summarizes activity between the Company and Merck, including the affiliates of Merck that are not part of the planned Separation.
Cost allocations from Merck
Merck provides significant corporate, manufacturing, selling, marketing, administrative, research services and resources to the Company. Some of these services will continue to be provided by Merck to the Company on a temporary basis under the Transition Services Agreement. The condensed combined financial statements reflect an allocation of these costs. See Note 2 for a discussion of these costs and the methodology used to allocate them.
The allocations reflected in the condensed combined statement of income for continuing operations are as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cost of sales	$56	$131
Selling, general and administrative	88	177
Research and development	25	39
	$169	$347
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees and strategic decisions made in areas such as manufacturing, selling, information technology and infrastructure.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Related party transactions
The Organon Entities and Transferring Entities have entered into the following transactions with other Merck affiliates:

	Three Months Ended March 31,
($ in millions)	2021	2020
Included in continuing operations
Supply sales to Merck affiliates	$85	$—
Purchases from Merck affiliates	37	—
Cost reimbursements and fees from Merck affiliates	1	—
Included in discontinued operations
Supply sales to Merck affiliates	$12	$144
Purchases from Merck affiliates	50	313

The Company had the following balances with Merck affiliates:

($ in millions)	March 31, 2021	December 31, 2020
Included in continuing operations
Short term borrowings, net	$946	$1,512
Short term loans and notes payable, net	20	—
Trade payables (receivables), net	554	(173)
Due to related party	$1,520	$1,339
Included in discontinued operations
Short term loans receivables, net	$—	$247
Short term notes payable, net	—	(25)
Trade payables, net	—	(33)
Due from related party	$—	$189

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Net transfers to Merck & Co., Inc.
Net transfers to Merck are included within Net investment from Merck & Co., Inc. on the condensed combined statement of equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. are as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cash pooling and general financing activities	$867	$1,028
Cost allocations, excluding non-cash share-based compensation	(158)	(337)
Taxes deemed settled with Merck	(123)	(42)
Allocated derivative and hedging (losses) gains	(35)	59
Net transfers to Merck & Co., Inc. as reflected in the Condensed Combined Statement of Cash Flows for Continuing Operations	551	708
Net transfers to Merck included in Net Cash Provided by (Used in) Discontinued Operations	482	(126)
Total net transfers to Merck as included in the Condensed Combined Statement of Cash Flows	1,033	582
Share-based compensation expense (includes $3 million of discontinued operations for the three months ended March 31, 2020)	(11)	(13)
Net assets distributed to (contributed by) Merck affiliates	72	(10)
Derecognition of amounts recognized in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	1	—
Net transfers to Merck & Co., Inc. as reflected in the Condensed Combined Statement of Equity	$1,095	$559

During the first quarter of 2021, transfers between the Organon Entities, the Transferring Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the combined statement of equity at Merck’s historical cost (see Note 2) and consisted of (i) the distribution of assets related to the Merck Retained Products business from the Transferring Entities to Merck affiliates, including property, plant and equipment, net, of $7 million, inventories of $40 million, accrued and other current liabilities of $13 million, and other noncurrent liabilities of $7 million partially offset by (ii) the contribution of liabilities related to the Organon Products business from Merck affiliates to Organon Entities, including accrued and other current liabilities of $7 million and other noncurrent liabilities of $38 million.
16.    Discontinued Operations
•During the first quarter of 2021, in contemplation of the Separation, substantially all of the Merck Retained Products business in the Transferring Entities was distributed to Merck affiliates and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferring Entities are reflected as discontinued operations.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Sales	$89	$465
Costs, Expenses and Other
Cost of Sales	52	338
Selling, general and administrative	14	90
Research and development	4	27
Restructuring costs	—	5
Other expense, net	10	25
Income (loss) from discontinued operations before taxes	$9	$(20)
Taxes on income	5	11
Income (loss) from discontinued operations, net of tax	$4	$(31)

The components of assets and liabilities of discontinued operations that are stated separately as of March 31, 2021 and December 31, 2020 in the condensed combined balance sheets are comprised of the following items:

($ in millions)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$20	$58
Accounts receivable	94	322
Inventories	3	58
Due from related party	—	189
Other current assets	3	47
Total current assets of discontinued operations	120	674
Property, Plant and Equipment, net	1	14
Other Noncurrent Assets	58	77
Total Noncurrent Assets of Discontinued Operations	59	91
Total Assets of Discontinued Operations	$179	$765

Liabilities
Trade accounts payable	$22	$35
Accrued and other current liabilities	22	93
Total current liabilities of discontinued operations	44	128
Deferred Income Taxes	4	—
Other Noncurrent Liabilities	69	83
Total Noncurrent Liabilities of Discontinued Operations	73	83
Total Liabilities of Discontinued Operations	$117	$211

17.    Earnings per Share
On June 2, 2021, the date of the Separation, 253,516,000 shares of the Common Stock were distributed to Merck shareholders of record as of the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three months ended March 31, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it

Notes to Condensed Combined Financial Statements (unaudited) (continued)
is assumed that there are no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.
18.    Subsequent Events
Distribution from Merck
Pursuant to the Separation and Distribution Agreement, Merck completed the Separation on June 2, 2021, through the distribution to all holders of outstanding shares of Merck common stock, as of the close of business on the Record Date. For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Merck distributed 253,516,000 shares of the Common Stock in the Distribution. Organon is now a standalone publicly traded company, and on June 3, 2021 regular-way trading of the Common Stock commenced on the NYSE under the symbol "OGN."
In connection with the Separation, the Company entered into various agreements, including, but not limited to, the Tax Matters Agreement, the Employee Matters Agreement and the Transition Services Agreement.
The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Organon and Merck as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Organon business with Organon and financial responsibility for the obligations and liabilities of Merck’s remaining business with Merck, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Organon and Merck of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Organon’s and Merck’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Merck’s business and Organon’s business.
Agreements that Organon entered into with Merck that govern aspects of Organon’s relationship with Merck following the Separation include:
•Transition Services Agreements - Under the TSA, (i) Merck and certain of its affiliates will provide Organon and certain of its affiliates, on an interim, transitional basis, various services and (ii) Organon and certain of its affiliates will provide Merck and certain of its affiliates, on an interim, transitional basis, various services. The services to be provided by Merck will include, among others, information technology, human resources, finance, quality, regulatory, supply chain management, promotional services, distribution services and certain other services, and will generally be provided on a cost or, where applicable, a cost-plus basis. The services generally commenced on the date of the Separation and generally will terminate within 25 months following the date of Separation. Organon will have the right to request the early termination of any or all services generally with advance notice. The services to be provided by Organon will include quality, regulatory, supply chain management, promotional services, distribution services and certain other services and will generally be provided on a cost or, where applicable, a cost-plus basis. The provision of services under the agreement generally commenced on the date of Separation and terminate within 25 months following the Separation. Merck will have the right to request the early termination of any or all services generally with advance notice.
•Interim Operating Agreements - Merck and Organon entered into a series of interim operating agreements pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the separation will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its products, to the extent practicable. Under such interim operating agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities.
•Manufacturing and Supply Agreements - Merck and Organon and/or their applicable affiliates will enter into a number of manufacturing and supply agreements pursuant to which the relevant Merck entity will (a) manufacture and supply certain active pharmaceutical ingredients for the relevant Organon entity, (b) toll manufacture and supply certain formulated pharmaceutical products for such Organon entity, and (c) package and label certain finished pharmaceutical products for such Organon entity. Similarly, the relevant Organon entity will (a) manufacture and supply certain formulated pharmaceutical products for the relevant Merck entity, and (b) package and label certain finished pharmaceutical products for such Merck entity.
•Tax Matters Agreement - The TMA allocates responsibility for all U.S. federal income, state and foreign income, franchise, capital gain, withholding and similar taxes, as well as all non-income taxes. The TMA also provides for

Notes to Condensed Combined Financial Statements (unaudited) (continued)
cooperation between Merck and Organon with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the TMA. Merck generally is responsible for any income taxes reportable on an originally filed consolidated, combined or unitary return that includes Merck or any of its subsidiaries (and Organon and/or any of its subsidiaries) for any periods or portions thereof ending on or prior to the Distribution. Organon generally is responsible for any income taxes that are reportable on originally filed returns that include only Organon and/or any of its subsidiaries, for all tax periods. Additionally, as a general matter, Merck is responsible for certain income and non-income taxes imposed as the direct result of the Separation or of an internal separation transaction. Organon is responsible for certain taxes that exclusively relate to Organon’s business and for taxes resulting from any breach of certain representations or covenants that Organon made in the TMA. The TMA imposes restrictions on Organon and its subsidiaries during the two-year period following the Distribution. The restrictions are intended to prevent the Distribution and certain related transactions from failing to qualify as tax-free for U.S. federal income tax purposes. During such period, Organon and its subsidiaries generally are prohibited from, among other things, entering into transactions in which all or a portion of the shares of the Common Stock would be acquired or all or a portion of certain assets of Organon and its subsidiaries would be acquired. Organon and its subsidiaries also are prohibited, during such period, from merging or consolidating with any other person, issuing equity securities beyond certain thresholds, and repurchasing Common Stock other than in certain open-market transactions.
•Employee Matters Agreement - The Employee Matters Agreement allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation.

•Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.
Alydia Health Acquisition
In March 2021, Merck and Alydia Health entered into a definitive agreement pursuant to which, after the Separation, Organon acquired Alydia Health. Alydia Health is a commercial-stage medical device company focused on preventing maternal morbidity and mortality caused by postpartum hemorrhage or abnormal postpartum uterine bleeding. Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. The transaction consideration includes a $215 million upfront payment, of which $50 million was paid in April 2021 and the remaining $165 million was paid by Organon upon the close of the acquisition on June 16, 2021. Additionally, there is a $25 million sales-based contingent milestone payment that will be paid by Organon upon achievement. The transaction was accounted for in the second quarter of 2021 as an asset acquisition.
Debt
Bond Assumption
In April 2021, in connection with the Separation, Organon Finance 1 LLC ("Organon Finance 1"), a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031 (collectively, the “notes”). As part of the Separation, on June 2, 2021, Organon and a wholly-owned Dutch subsidiary of Organon, (the "Dutch Co-Issuer") assumed the obligations under the notes as co-issuers, Organon Finance 1 was released as an obligor under the notes, and certain subsidiaries of Organon (the “Guarantors”) agreed to guarantee the notes. Each series of notes was issued pursuant to an indenture dated April 22, 2021. Organon and the Dutch Co-Issuer assumed the obligations under the notes pursuant to a first supplemental indenture to the relevant indenture, and the Guarantors agreed to guarantee the notes pursuant to a second supplemental indenture to the relevant indenture. Organon used the net proceeds from the notes offering, together with available cash on its balance sheet and borrowings under senior secured credit facilities which Organon entered into, to distribute $9.0 billion of the $9.5 billion of proceeds to Merck and to pay fees and expenses related to the Separation.
Credit Agreement
On June 2, 2021, Organon entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Senior Credit Agreement”), providing for:
•a Term Loan B Facility (“Term Loan B Facility”), consisting of (i) a U.S. dollar denominated senior secured “tranche B” term loan in the amount of $3.0 billion, and (ii) a Euro denominated senior secured “tranche B” term loan in the amount of €750 million, in each case with a seven-year term that matures in 2028; and
•a Revolving Credit Facility (“Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Borrowings made under the Senior Credit Agreement to initially bear interest, in the case of:
•revolving loans under the Revolving Credit Facility (i) in U.S. Dollars, at 2.00% in excess of an Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (subject to a floor of 0.00%) or 1.00% in excess of an alternate base rate ("ABR"), at our option and (ii) in Euros, at 2.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”); and
•term loans under the Term Loan B Facility (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of ABR, at our option and (ii) denominated in Euros, at 3.00% in excess of Adjusted EURIBOR (subject to a floor of 0.00%).
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the revolving facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target.
The Revolving Credit Facility contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Senior Credit Facilities. In addition, the Senior Credit Agreement will contain covenants that will limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens.
The following is a summary of Organon's total debt as described above:

Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$3,000
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	892
4.125% secured notes due 2028	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,488
5.125% notes due 2031	2,000
Total principal long-term debt issued	$9,480

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation from Merck
Pursuant to the Separation and Distribution Agreement, Merck completed the Separation, on June 2, 2021, through the distribution to all holders of outstanding shares of Merck Common Stock as of the close of business on the Record Date. For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Organon is now a standalone publicly traded company, and on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange ("NYSE") under the symbol "OGN." The Company’s historical combined financial statements have been prepared on a standalone basis and are derived from Merck’s consolidated financial statements and accounting records. The condensed combined financial statements reflect the Company’s financial position, results of operations and cash flows as it was operated as part of Merck prior to the Separation, in conformity with U.S. generally accepted accounting principles ("GAAP"). These condensed combined financial statements do not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
Recent Developments
Business Development
In March 2021, Merck and Alydia Health entered into a definitive agreement pursuant to which, after the Separation, Organon will acquire Alydia Health. Alydia Health is a commercial-stage medical device company focused on preventing maternal morbidity and mortality caused by postpartum hemorrhage or abnormal postpartum uterine bleeding. Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. The transaction consideration includes a $215 million upfront payment, of which $50 million was paid in April 2021 and the remaining $165 million was paid by Organon upon the close of the acquisition on June 16, 2021. Additionally, there is a $25 million sales based contingent milestone payment that will be paid by Organon upon achievement. The transaction was accounted for as an asset acquisition.
Debt
In April 2021, in connection with the Separation, Organon Finance 1 LLC (“Organon Finance 1”), a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031 (collectively, "the notes"). As part of the Separation, on June 2, 2021, Organon and a wholly-owned Dutch subsidiary of Organon (the “Dutch Co-Issuer”) assumed the obligations under the notes as co-issuers, Organon Finance 1 was released as an obligor under the notes, and certain subsidiaries of Organon (the “Guarantors”) agreed to guarantee the notes. Each series of notes was issued pursuant to an indenture dated April 22, 2021. Organon and the Dutch Co-Issuer assumed the obligations under the notes pursuant to a first supplemental indenture to the relevant indenture, and the Guarantors agreed to guarantee the notes pursuant to a second supplemental indenture to the relevant indenture.
Also upon Separation, Organon entered into a credit agreement providing for a Term Loan B Facility, consisting of (i) a U.S. dollar denominated senior secured “tranche B” term loan in the amount of $3.0 billion due 2028 (ii) a Euro denominated senior secured “tranche B” term loan in the amount of €750 million due 2028: and a Revolving Credit Facility (“Revolving Credit Facility”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026. Borrowings made under the Revolving Credit Facility, bears interest at (i) in U.S. Dollars at 2.00% in excess of an Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (subject to a floor of 0.00%) or 1.00% in excess of an alternate base rate ("ABR"), at our option and (ii) in Euros, at 2.00% in excess of an adjusted Euro Interbank Offer Rate(“Adjusted EURIBOR”). The Term Loan B Facility bears interest at (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of ABR, at our option and (ii) denominated in Euros, at 3.00% in excess of Adjusted EURIBOR (subject to a floor of 0.00%). The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target and is subject to a commitment fee which applies to the unused portion of the revolving facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. The Revolving Credit Facility is also subject to customary financial covenants.
Under the terms of the Separation, Organon distributed $9.0 billion of the $9.5 billion of proceeds received from the issuance of all debt to Merck.

COVID-19 Update
Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. Although COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results.
In the first quarter of 2021, the negative impact of the COVID-19 pandemic to Organon sales was estimated to be approximately $100 million. Our product portfolio is comprised of physician prescribed products, mainly in Established Brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in Women's Health includes products which are physician administered, which have been affected by restricted access to physicians and healthcare centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of many products within established brands particularly for respiratory and cardiovascular products and to a lesser extent, Nexplanon/Implanon NXT, throughout the first quarter of 2021.
We believe that global health systems and patients have largely adapted to the impacts of the COVID-19 pandemic, but our assumption is that ongoing residual negative impacts will persist through 2021 and will continue to principally affect products within established brands and women’s health, primarily Nexplanon/Implanon NXT.
Operating expenses in the first quarter of 2021 were lower due to the COVID-19 pandemic, primarily driven by lower promotional and selling costs as discussed below.
Operating Results
Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
United States	$351	$393	(11)%	(11)%
International	1,155	1,387	(17)%	(21)%
Total	$1,506	$1,780	(15)%	(19)%

Worldwide sales were $1.5 billion for the first quarter of 2021, a decline of 15% compared with the first quarter of 2020. The decline is primarily due to ongoing generic competition for products within the established brands business, particularly for respiratory products Singulair, Dulera and Nasonex, and cardiovascular products Zetia and Vytorin, as well as generic competition for women’s health product NuvaRing. The total impact on loss of exclusivity ("LOE") during the first quarter of 2021 compared to the first quarter of 2020 is approximately $80 million. Additionally, the volume based procurement program ("VBP") in China continues to affect a number of our products and had a total impact to sales for the first quarter of 2021 compared to the first quarter of 2020 of approximately $50 million. The COVID-19 pandemic continued to negatively affect sales in the first quarter of 2021, contributing to declines in established brands, particularly respiratory and cardiovascular products. The sales decline was partially offset by revenue resulting from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring, higher sales of fertility products Follistim AQ and Orgalutran due to higher demand, and higher sales of biosimilars resulting from the continued uptake of Renflexis mainly in the United States and Aybintio in certain markets in Europe.
See Note 14 to the combined financial statements for details on sales of our products.

Women’s Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Nexplanon/Implanon NXT	$183	$195	(6)%	(7)%
NuvaRing	45	63	(28)%	(30)%
Follistim AQ	52	41	25%	21%
Orgalutran	29	16	85%	78%

Contraception
Worldwide sales of Nexplanon/Implanon NXT, a single-rod subdermal contraceptive implant, declined 6% in the first quarter of 2021, primarily driven by lower demand in the United States and the U.K. attributable to the COVID-19 pandemic and Latin America attributable to tender delays that is expected to recover in the second half of 2021.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 28% in the first quarter of 2021 due to generic competition in most markets, particularly in the EU and the United States. We expect a continued decline in NuvaRing sales as a result of generic competition. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. For the first quarter of 2021 and 2020, we recorded revenue of $32 million and $18 million, respectively, related to this arrangement. Revenues for the first quarter of 2021 primarily reflect our share of the profits. Revenues for the first quarter of 2020 reflect supply sales of the generic product to the manufacturer. Given the nature of this arrangement, we continue to expect revenue under this arrangement to decline significantly for full year 2021.
Fertility
Worldwide sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, increased 25% in the first quarter of 2021 compared to the first quarter of 2020. The growth was driven primarily by increased demand in the United States and China coupled with favorable pricing in the United States.
Worldwide sales of Orgalutran, a fertility treatment, increased 85% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to increased demand and favorable discount rates in the United States.

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Renflexis	$38	$28	36%	35%
Ontruzant	22	22	3%	(5)%
Brenzys	10	18	(42)%	(46)%

The following biosimilar products are part of a development and commercialization agreement between Merck and Samsung Bioepis entered into in 2013. See Note 3 to the condensed combined financial statements. Our commercialization territories under the agreement vary by product as noted below.
Renflexis (infliximab-abda) is a biosimilar to Remicade (infliximab) for the treatment of certain inflammatory diseases. Sales growth in the first quarter of 2021 was driven primarily by continued increased demand in the United States since launch in 2017. We have commercialization rights to Renflexis in countries outside the EU, Korea, China, Turkey and Russia.
Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales reflect uptake in the United States during the first quarter of 2021, partially offset by a decrease in the EU as compared to the first quarter of 2020. We have commercialization rights to Ontruzant in countries outside of Korea and China.
Brenzys (etanercept) is a biosimilar to Enbrel (etanercept) for the treatment of certain inflammatory diseases. Sales in the first quarter of 2021 decreased 42% compared to the first quarter of 2020 primarily due to shipments in Brazil in 2020 related to government orders. We have commercialization rights to Brenzys in countries outside of the United States, the E.U., Korea, China and Japan.
Recent Launches
Aybintio (bevacizumab) is a biosimilar to Avastin (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. We recorded sales of $8 million during the first quarter of 2021 with no comparable sales during the first quarter of 2020 due to the approval of Aybintio in the EU in August 2020 and the launch in September 2020. We currently have no plan for the timing of any launch of Aybintio in the United States nor do we know when such timing would be determined. We have commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain.
Hadlima (adalimumab-bwwd) is a biosimilar to Humira (adalimumab) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima in the United States in June 2023 and outside of the United States starting in 2021. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. Following the launch in Australia, we recorded modest sales during the first quarter of 2021.
Established Brands
Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.
Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Zetia/Vytorin	$133	$198	(33)%	(37)%
Atozet	112	122	(9)%	(16)%
Rosuzet	15	32	(52)%	(54)%
Cozaar/Hyzaar	90	102	(12)%	(16)%
Zocor	15	24	(38)%	(41)%

Combined global sales of Zetia (marketed in most countries outside of the United States as Ezetrol) and Vytorin (marketed outside of the United States as Inegy), medicines for lowering LDL cholesterol, declined 33% during the first quarter of 2021 as compared to the first quarter of 2020. The decline was primarily driven by lower sales of Ezetrol in Japan and Ezetrol and Inegy in the EU. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in June 2020. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, the Company is experiencing sales declines in these markets as a result of generic competition and expects the declines to continue. Higher demand for Ezetrol in China partially offset the sales decline.
Sales of Atozet (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 9% in the first quarter of 2021 compared to the first quarter of 2020 due to lower demand in the EU, primarily in Germany, coupled with unfavorable pricing, partially offset by higher demand in France and the Asia Pacific region.
Sales of Rosuzet (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 52% in the first quarter of 2021 compared to the first quarter of 2020 due to the expiration of a distribution agreement in Korea. We expect sales to continue to decline for the full year 2021.
Combined global sales of Cozaar, and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent), a medicine for the treatment of hypertension, declined 12% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to lower demand in the United States and Canada due to generic competition, a slight decrease due to the impact of the COVID-19 pandemic.
Worldwide sales of Zocor, a statin for modifying cholesterol, declined 38% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to lower volumes in China due to the VBP impact.

Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Singulair	$107	$155	(31)%	(35)%
Nasonex	43	71	(39)%	(40)%
Dulera	38	83	(54)%	(54)%
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 31% in the first quarter of 2021 compared with the first quarter of 2020. The sales decline largely reflects impact of VBP in China and lower demand in Europe, Japan and Canada attributable in part to the COVID-19 pandemic.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 39% in the first quarter of 2021 compared with the first quarter of 2020. The sales decline was driven primarily by lower demand impacted by the COVID-19 pandemic across several markets including Europe, Canada, Russia and Latin America.
Global sales of Dulera Inhalation Aerosol, a combination medicine for the treatment of asthma, declined 54% in the first quarter of 2021 compared with the first quarter of 2020. The sales decline was driven largely by the COVID-19 pandemic coupled with unfavorable discount rates in the United States in the first quarter of 2021. We expect sales of Dulera to decline in 2021 as a result of generic competition in the United States.
Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Arcoxia	$56	$70	(20)%	(22)%
Sales of Arcoxia, for the treatment of arthritis and pain, declined 20% in the first quarter of 2021 compared with the first quarter of 2020 primarily due to the impact of the COVID-19 pandemic in the Asia Pacific region, and lower demand in certain markets in the Middle East and Russia.
Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020
Proscar	$32	$43	(25)%	(30)%
Worldwide sales of Proscar, for the treatment of symptomatic benign prostate enlargement, declined 25% in the first quarter of 2021 compared with the first quarter of 2020 primarily due to lower volumes reflecting the impact of VBP in China.

Costs, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2021	2020
Cost of sales	$591	$538	10%
Selling, general and administrative	382	317	21%
Research and development	67	45	49%
Restructuring costs	1	12	(92)%
Other (income) expense, net	(2)	24	*
	$1,039	$936	11%
* Calculation not meaningful.
Cost of Sales
Cost of sales increased 10% in the first quarter of 2021 compared to the first quarter of 2020. The increase in cost of sales primarily reflects costs absorbed by the Organon entities for related party tolling arrangements with Merck which were not in place during the first quarter of 2020. Additionally, the increase in cost of sales reflects increases in direct corporate Organon costs partially offset by decreases in divisional costs across markets driven by lower sales and lower allocated costs.
Gross margin was 61% in the first quarter of 2021 compared with 70% in the first quarter of 2020. The gross margin decline reflects an increase in stand up costs, including certain costs related to related party tolling arrangements with Merck, which have lower gross margin percentages compared to product sales.
Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased 21% in the first quarter of 2021 due to costs incurred to establish Organon as a standalone entity and higher employee related costs, partially offset by lower selling and promotional costs, as well as lower travel and meeting expenses, due in part to the impact of the COVID-19 pandemic.
Research and Development
Research and development ("R&D") expenses increased 49% in the first quarter of 2021 primarily reflecting higher employee related costs incurred to establish Organon as a standalone entity.
Restructuring Costs
Certain of our operations have been affected by restructuring plans initiated by Merck. The decline in restructuring costs is due to lower allocated costs from Merck during the first quarter of 2021 as compared to the first quarter of 2020 (see Note 4 to our combined financial statements).
Other (Income) Expense, Net
Other (income) expense, net, was $2 million of income in the first quarter of 2021 compared with $24 million of expense in the first quarter of 2020. Other (income) expense, reflects foreign exchange (gains) and losses and other Merck allocated expenses. The change in other expense during the first quarter of 2021 reflects foreign exchange gains and a decrease in employee related allocated expenses.
Taxes on Income
The effective income tax rates of 15.5% and 13.0% for the first quarter of 2021 and 2020, respectively, reflect the beneficial impact of foreign earnings. The increase in the effective income tax rate in the first quarter of 2021 as compared to the first quarter of 2020 is primarily due to a change in our global mix of income which was partially offset by the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of the examination conclusion in the first quarter of 2021, we reflected an allocation from Merck of $18 million in the combined financial statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore we included a $29 million net tax benefit during the three months ended March 31, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination. Associated with its separation from Merck, the Company has a non-US step-up in Tax basis that will be available over the next 10 years. As a result, a deferred tax asset is expected to be recorded during the second quarter which could be material and will benefit the expected income tax rate.

Income/Loss from Discontinued Operations
The historical results of certain Merck non-U.S. legal entities that were contributed to Organon in connection with the Separation included operations related to other Merck products that were retained by Merck. As of the first quarter of 2021, substantially all of the Merck Retained Products business of the Transferring Entities was contributed by Organon to Merck and its affiliates. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in the condensed combined financial statements for all periods presented.
Income from discontinued operations, net of taxes, for the three months ended March 31, 2021 was $4 million and loss from discontinued operations, net of taxes for the three months ended March 31, 2020 was $31 million.
Net Income
Net income was $399 million in the first quarter of 2021 and $703 million in the first quarter of 2020. The decrease in net income reflects lower sales in part due to the COVID 19 pandemic in addition to an increase in costs and expenses incurred to establish Organon as a standalone entity.
Analysis of Liquidity and Capital Resources
Historic Liquidity and Capital Resources
We have historically participated in Merck’s centralized treasury model, which included its cash pooling and other intercompany financing arrangements. We have historically generated, and expect to continue to generate, positive cash flow from operations. Due to our participation in Merck’s centralized treasury model, the cash and cash equivalents we have reported on our balance sheet are attributable to the Organon Entities and the Transferring Entities.
Working capital of continuing operations was $26 million at March 31, 2021, and $348 million in December 31, 2020. The overall decrease in working capital of continuing operations was primarily due to an increase in related party current liabilities and an increase in accrued employee benefits and payroll. Working capital of discontinued operations was $76 million and $546 million, at March 31, 2021 and December 31, 2020, respectively. Working capital of discontinued operations at March 31, 2021 compared to December 31, 2020 reflects decreases in accounts receivable, accounts payable, accrued liabilities as well as activity between Transferring Entities and Organon Entities.
Cash provided by operating activities was $1.3 billion in the first three months of 2021 compared to $747 million in the first three months of 2020. Cash provided by operating activities was favorably impacted by an increase in net trade payables with Merck, partially offset by a decline in net income resulting from lower sales and an increase in costs related to the stand-up of Organon. Activity during the first quarter of 2021 may not be indicative of activity after the Separation.
Cash used in investing activities was $38 million in the first three months of 2021 and $39 million in the first three months of 2020, primarily reflecting capital expenditures.
Cash used in financing activities was $1,117 million in the first three months of 2021 and $708 million in the first three months of 2020. The change in cash used in financing activities reflects transactions with Merck (see Note 15 to our combined financial statements).
Post Spin-Off Liquidity and Capital Resources
Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our Revolving Credit Facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, payment of dividends and strategic business development transactions.
In April 2021, in connection with the Separation, Organon Finance 1, a subsidiary of Merck, issued the notes as discussed above. Concurrent with the Separation, the notes were assumed by Organon and the Dutch Co-Issuer, a wholly owned subsidiary of Organon, which is co-issuer of the notes. In addition, on June 2, 2021, we entered into a credit agreement providing for a U.S. dollar denominated senior secured term loan in the amount of $3.0 billion due 2028 and a Euro denominated senior secured term loan in the amount of €750 million due 2028. We also entered into a secured, unsubordinated 5-year revolving credit facility that provides for the availability of $1.0 billion of borrowings. As of the date of this filing there are no borrowings outstanding under our Revolving Credit Facility. With the proceeds from our debt arrangements totaling $9.5 billion, we distributed $9.0 billion to Merck in accordance with the terms of the Separation.
After the distribution to Merck and settlement of certain balances with Merck and its affiliates, we began operations as an independent company with approximately $900 million of cash and cash equivalents, which reflects approximately $400 million from Merck which will be used for the purchase of inventory from Merck prior to December 31, 2021. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.
Critical Accounting Estimates
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the combined financial statements for the year ended December 31, 2020 included in our Form 10, as amended, filed on April 29, 2021. See Note 2 to the condensed combined financial statements for information on the adoption of new accounting standards during 2021. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2020.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to the condensed combined financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Japanese yen and Chinese renminbi. We had historically managed our foreign currency risk through Merck foreign currency programs.
The Company anticipates its Euro denominated debt, or some portion thereof, will be designated as a hedge of the net investment of Euro denominated subsidiaries.
Interest Rate Risk Management
Our long-term debt portfolio primarily consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. Currently we do not hold any derivative contracts that hedge our interest rate risk, however we may consider entering into such contracts in the future.
There have been no material changes to the Company’s market risk during the quarter ended March 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments Market Disclosures" in the Form 10.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ending March 31, 2021. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending March 31, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the quarter ended March 31, 2021, Organon relied on certain material processes and internal controls over financial reporting performed by Merck.
No changes in our internal controls over financial reporting during the quarter ended March 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including the impact of the global outbreak of COVID-19 and other risks and uncertainties some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, particularly on the Form 10, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - OTHER INFORMATION
Item 1.Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 8 included in Part I, Item. 1, Financial Statements (unaudited) - Notes to Condensed Combined Financial Statements.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, in our Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Items 6. Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
3.2	—	Amended and Restated Bylaws of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
10.1	—
Tax Matters Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.2	—
Employee Matters Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.3	—
Transition Services Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.4	—
Transition Services Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.5	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, Organon Foreign Debt Co-Issuer B.V., U.S. Bank National Association, as trustee and collateral agent, and Elavon Financial Services DAC, UK Branch, as principal paying agent, transfer agent and registrar, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.6	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.7	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.8	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., Organon Foreign Debt Co-Issuer B.V., Organon Finance 1 LLC and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.9	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., Organon Foreign Debt Co-Issuer B.V., Organon Finance 1 LLC and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.1	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., Organon Foreign Debt Co-Issuer B.V., Organon Finance 1 LLC and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.11	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.12	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.13	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

10.14	—
Senior Secured Credit Agreement, dated as of June 2, 2021, by and among Organon & Co., Organon Foreign Debt Co-Issuer B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and the L/C Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

*10.15	—	Form of indemnification agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*10.16	—	Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*10.17	—	Organon & Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*10.18	—	Organon & Co. Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*10.19	—	Organon & Co. Executive Severance Program (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
31.1	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: June 21, 2021	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Global Controller

Date: June 21, 2021	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer