Form 10-Q
period 2021-06-30
Organon & Co.
filed 2021-08-16
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on August 11, 2021: 253,545,051

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statement of Income
(Unaudited, $ in millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$1,595	$1,526	$3,101	$3,306
Costs, Expenses and Other
Cost of sales	583	460	1,174	998
Selling, general and administrative	416	284	798	601
Research and development	76	51	143	96
Restructuring costs	1	19	2	31
Other (income) expense, net	82	10	80	34
	1,158	824	2,197	1,760
Income From Continuing Operations Before Income Taxes	437	702	904	1,546
Taxes on Income	6	116	78	226
Net Income From Continuing Operations	431	586	826	1,320
Loss From Discontinued Operations - Net of Tax	(4)	(44)	—	(75)
Net Income	$427	$542	$826	$1,245

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Basic:
Continuing operations	$1.70	$2.31	$3.26	$5.21
Discontinued operations	(0.02)	(0.17)	—	(0.30)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.68	$2.14	$3.26	$4.91

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Diluted:
Continuing operations	$1.70	$2.31	$3.25	$5.21
Discontinued operations	(0.02)	(0.17)	—	(0.30)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.68	$2.14	$3.25	$4.91

Weighted Average Shares Outstanding:
Basic	253,516,000	253,516,000	253,516,000	253,516,000
Diluted	253,828,232	253,516,000	253,828,232	253,516,000

Organon & Co.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$427	$542	$826	$1,245
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	(6)	3	(8)	11
Cumulative translation adjustment	218	25	152	(133)
	212	28	144	(122)
Comprehensive Income	$639	$570	$970	$1,123
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheet
(Unaudited, $ in millions, except share data)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$730	$12
Accounts receivable (net of allowance for doubtful accounts of $8 in 2021 and $18 in 2020)	1,507	1,038
Inventories (excludes inventories of $38 in 2021 and $127 in 2020 classified in Other Assets)	871	913
Other current assets	803	930
Current assets of discontinued operations	—	674
Total current assets	3,911	3,567
Property, plant and equipment, net	976	984
Goodwill	4,603	4,603
Other intangibles, net	711	503
Other assets	707	361
Noncurrent assets of discontinued operations	—	91
	$10,908	$10,109
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$39	$—
Trade accounts payable	1,812	259
Accrued and other current liabilities	906	659
Due to related party	—	1,339
Income taxes payable	218	288
Current liabilities of discontinued operations	—	128
Total current liabilities	2,975	2,673
Long-term debt	9,309	—
Deferred income taxes	71	128
Other noncurrent liabilities	487	1,739
Noncurrent liabilities of discontinued operations	—	83
Commitments and Contingencies
Organon & Co. Equity
Common stock, $0.01 par value Authorized - 500,000,000 Issued and outstanding - 253,516,000	3	—
Additional paid-in capital	—	—
Accumulated deficit	(1,473)	—
Net investment from Merck & Co., Inc.	—	6,108
Accumulated other comprehensive loss	(464)	(622)
Total Equity	(1,934)	5,486
	$10,908	$10,109
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at April 1, 2020	—	—	$—	$—	$8,093	$(1,064)	$7,029
Net income attributable to Organon & Co.	—	—	—	—	542	—	542
Other comprehensive income, net of taxes	—	—	—	—	—	28	28
Net transfers to Merck & Co., Inc.	—	—	—	—	(594)	—	(594)
Balance at June 30, 2020	—	—	$—	$—	$8,041	$(1,036)	$7,005

Balance at April 1, 2021	—	$—	$—	$—	$5,411	$(689)	$4,722
Net income attributable to Organon	—	—	—	96	331	—	427
Other comprehensive income, net of taxes	—	—	—	—	—	212	212
Stock-based compensation	—	—	—	8	—	—	8
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	—	1,684	13	1,697
Net consideration paid to Merck & Co. Inc. in connection with Separation	—	—	—	—	(9,000)	—	(9,000)
Issuance of common stock in connection with the Separation and reclassification of Net investment from Merck & Co., inc.	253,516,000	3	—	(1,577)	1,574	—	—
Balance at June 30, 2021	253,516,000	$3	$—	$(1,473)	$—	$(464)	$(1,934)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2020	—	$—	$—	$—	$7,949	$(914)	$7,035
Net income attributable to Organon & Co.	—	—	—	—	1,245	—	1,245
Other comprehensive loss, net of taxes	—	—	—	—	—	(122)	(122)
Net transfers to Merck & Co., Inc.	—	—	—	—	(1,153)	—	(1,153)
Balance at June 30, 2020	—	—	$—	$—	$8,041	$(1,036)	$7,005

Balance at January 1, 2021	—	$—	$—	$—	$6,108	$(622)	$5,486
Net income attributable to Organon	—	—	—	96	730	—	826
Other comprehensive income, net of taxes	—	—	—	—	—	144	144
Stock-based compensation	—	—	—	8	—	—	8
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	—	588	14	602
Net consideration paid to Merck & Co. Inc. in connection with Separation	—	—	—	—	(9,000)	—	(9,000)
Issuance of common stock in connection with the Separation and reclassification of Net investment from Merck & Co., inc.	253,516,000	3	—	(1,577)	1,574	—	—
Balance at June 30, 2021	253,516,000	$3	$—	$(1,473)	$—	$(464)	$(1,934)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Cash Flows
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$826	$1,320
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	39	25
Amortization	42	42
Deferred income taxes	(171)	10
Stock-based compensation	29	21
Unrealized foreign exchange loss	38	—
Other	3	—
Net changes in assets and liabilities
Accounts receivable	(372)	20
Inventories	2	(30)
Other current assets	284	153
Trade accounts payable	1,074	(7)
Accrued and other current liabilities	210	(87)
Due from/due to related party	(164)	—
Income taxes payable	(121)	17
Other	26	(4)
Net Cash Flows Provided by Operating Activities from Continuing Operations	1,745	1,480
Cash Flows from Investing Activities
Capital expenditures	(97)	(87)
Proceeds from sale of property, plant and equipment	2	1
Asset acquisition - Alydia Health, net of cash acquired	(192)	—
Net Cash Flows Used in Investing Activities from Continuing Operations	(287)	(86)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	9,470	—
Payment of long-term debt issuance costs	(118)	—
Repayments of short-term borrowings from Merck & Co., Inc., net	(1,512)	—
Net consideration paid to Merck & Co., Inc., in connection with the Separation	(9,000)	—
Net transfers from (to) Merck & Co., Inc.	388	(1,394)
Net Cash Flows Used in Financing Activities from Continuing Operations	(772)	(1,394)
Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	298	(11)
Net Cash Used in Investing Activities	—	(4)
Net Cash (Used in) Provided by Financing Activities	(356)	199
Net Cash Flows (Used in) Provided by Discontinued Operations	(58)	184
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	32	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	—	(59)
Net Increase in Cash and Cash Equivalents	660	125
Cash and Cash Equivalents, Beginning of Period	12	—
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	58	319
Total Cash and Cash Equivalents, End of Period	730	444
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	—	444
Cash and Cash Equivalents, End of Period	$730	$—
 The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Background and Nature of Operations
Organon & Co. ("Organon" or the "Company") is a global healthcare company that develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK").
On June 2, 2021, Organon and Merck & Co., Inc. ("Merck") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off its women’s health, biosimilars and established brands into Organon, a new, publicly traded company (the "Separation").
In connection with the Separation, on June 2, 2021, Merck distributed (the "Distribution"), on a pro rata basis, to holders of the outstanding shares of common stock of Merck, par value $0.50 per share (the "Merck Common Stock") on May 17, 2021 (the "Record Date"), all of the outstanding shares of common stock, par value $0.01 per share, of Organon (the "Common Stock"). Each Merck shareholder was entitled to receive one-tenth of a share of the Common Stock for each share of Merck Common Stock held on the Record Date. Organon is now a standalone publicly traded company and, on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange under the ticker symbol "OGN."
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and a transition services agreement (the "Transition Service Agreement" or "TSA") (see Note 17 for additional details).
The Company’s operations include the following product portfolios:
•Women’s Health: the Company has a portfolio of contraception and fertility brands, such as Nexplanon/Implanon NXT (etonogestrel implant), a long-acting reversible contraceptive, which is a class of contraceptives that are recognized as the most effective type of hormonal contraception available to patients with a lower long-term average cost.
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
The historical results included certain Merck non-U.S. legal entities that were conveyed to Organon in connection with the Separation (collectively, the "Transferred Entities" and each, a "Transferred Entity") included operations related to other Merck products that were retained by Merck ("Merck Retained Products"). Substantially all of the Merck Retained Products business of the Transferred Entities was contributed by the Company to Merck and its affiliates and any remaining assets and liabilities were transferred as of June 2, 2021. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in these Condensed Consolidated Financial Statements (see Note 2).
2.    Basis of Presentation
On June 2, 2021, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation on June 2, 2021, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records. The unaudited financial statements for all periods presented, including the historical results of the Company prior to June 2, 2021, are now referred to as "Condensed Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Registration Statement on Form 10, as amended, filed on April 29, 2021 (the "Form 10").
Periods Prior to Separation
The assets, liabilities, revenue and expenses of the Company were reflected in the condensed combined financial statements on a historical cost basis, as included in the consolidated financial statements of Merck, using the historical

Notes to Condensed Combined Financial Statements (unaudited) (continued)
accounting policies applied by Merck. The condensed combined financial statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
The condensed combined financial statements were prepared following a legal entity approach, which resulted in the inclusion of the following:
•Certain assets and liabilities, results of operations and cash flows attributable to the sales of Organon Products that have been or were contributed to Organon prior to the consummation of the Separation.
•The Transferred Entities, which have historically included the results from the sales of both Organon Products and the Merck Retained Products. Each Transferred Entity’s historical operations, including its results of operations, assets and liabilities, and cash flows have been fully reflected in the condensed combined financial statements.
•In contemplation of the Separation the Merck Retained Products business of the Transferred Entities was distributed to Merck and its affiliates ("MRP Distribution") and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.
The Company’s businesses have historically functioned together with the other businesses controlled by Merck. Accordingly, the Company relied on Merck’s corporate and other support functions for its business. Therefore, for the period prior to the Separation, certain corporate and shared costs were allocated to the Company based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, including:
(i) expenses related to Merck support functions, including expenses for facilities, executive oversight, treasury, finance, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions.
(ii) certain manufacturing and supply costs incurred by Merck’s manufacturing division, including facility management, distribution, logistics, planning and global quality.
(iii) certain costs incurred by Merck’s human health division in relation to selling and marketing activities, and related administrative support functions, that are not routinely allocated to therapeutic areas.
(iv) certain costs incurred by Merck’s research laboratories for activities related to drug discovery and development, as well as medical and regulatory affairs.
(v) restructuring costs (see Note 5) and stock-based compensation expenses (see Note 11); and
(vi) certain compensation expenses maintained on a centralized basis such as certain employee benefit expenses.
Management believes these cost allocations were a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the period prior to the Separation, though the allocations may not be indicative of the actual costs that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Merck maintains various employee benefit plans in which the Company’s employees participated during periods prior to the Separation, and a portion of the costs associated with these plans was included in the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Balance Sheet at December 31, 2020 only includes assets and liabilities relating to plans for which the entity being transferred is the plan sponsor. During the first quarter of 2021, certain pension assets and obligations were transferred by Merck into legal entities established to operate the Organon Products business (the "Organon Entities") that are the plan sponsor and, accordingly, the Condensed Consolidated Balance Sheet at June 30, 2021 includes assets and liabilities of the newly established plans of Organon.
Merck utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Company was routinely transferred into accounts managed by Merck’s centralized treasury function and cash disbursements for the Company’s operations prior to the Separation were funded as needed by Merck. Cash and cash equivalents of the Organon Entities and the Transferred Entities were reflected in the Company’s Condensed Consolidated Balance Sheet. Balances held by the Organon Entities and the Transferred Entities with Merck for cash transfers and loans were reflected as Due to related party prior to Separation. All other cash, cash equivalents, short-term investments and related transfers between Merck and the Company were generally held centrally through accounts controlled and maintained by Merck and were not specifically identifiable to the Company. Accordingly, such balances were accounted for through Net investment from Merck & Co., Inc. Merck’s third-party debt and related interest expense were not attributed to the Company because the Company was not the legal obligor of the debt and the borrowings were not specifically identifiable to the Company.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
For the Organon Entities and the Transferred Entities, transactions with Merck affiliates were included in the Condensed Consolidated Statement of Income and related balances were reflected as Due to related party, Due from related party or Related Party Loans Payable in the continuing operations and discontinued operations, as applicable. Other balances between the Company and Merck were considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded. See Note 17 for additional details.
As the separate legal entities that made up the Company’s business were not historically held by a single legal entity, Net investment from Merck & Co., Inc. was shown in lieu of stockholders’ equity in these Condensed Consolidated Financial Statements. Net investment from Merck & Co., Inc. represented Merck’s interest in the recorded assets of the Company and the cumulative investment by Merck in the Company through the date of Separation, inclusive of operating results.
Income tax expense and tax balances in the Condensed Consolidated Financial Statements have been calculated on a separate tax return basis. The Company’s operations are included in the tax returns of certain Organon Entities, Transferred Entities or the respective Merck entities of which the Company’s business was a part.
As of Separation Date
Certain assets and liabilities, including accounts receivables, inventories and trade payables included on the condensed combined balance sheets prior to the Separation, have been retained by Merck post-Separation and therefore have been adjusted through Net investment from Merck & Co., Inc. in the Company’s Condensed Consolidated Financial Statements. Additionally, certain amounts previously included in Due to related party or Due from related party are reflected in accounts receivable and trade accounts payable on June 30, 2021. As part of the Separation, Net investment from Merck & Co., Inc. was reclassified to Common Stock and Accumulated Deficit.
In connection with the Separation, additional pension assets and obligations were transferred to Organon, and the Company recorded these in the Condensed Consolidated Balance Sheet. See Note 12 for details. Additionally, stock-based awards were converted in accordance with the Employee Matters Agreement, ("EMA"). See Note 11 for details.
During the second quarter of 2021, an aggregate of $9.5 billion of debt was issued in connection with the Separation. Such indebtedness resulted in the recording of interest expense in the month of June 2021 (see Note 9 for additional details).
Periods Post Separation
Following the Separation, certain functions continue to be provided by Merck under the Transition Services Agreement or are being performed using the Company’s own resources or third-party service providers. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate and Merck manufactures certain products for the Company or its applicable affiliate. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
Property, plant and equipment reflected in the Condensed Consolidated Balance Sheet is primarily attributable to the six manufacturing facilities the Company operates and certain information technology assets. In June 2021, the Company established a balance sheet risk management and a net investment hedging program to mitigate against volatility of changes in foreign exchange rates.
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods. As of June 2, 2021 and in connection with the Separation, the Company has adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.
All intercompany transactions and accounts within Organon have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
Use of Estimates
The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported. Accordingly, actual results could differ materially from management's estimates and assumptions.
The COVID-19 pandemic continued to negatively affect the Company's results during the second quarter of 2021. While the Company experienced recoveries during the second quarter of 2021 as compared to the comparable period in 2020, the Company continued to experience declines in sales attributable to the COVID-19 pandemic during the second quarter of 2021. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic at June 30, 2021 and through the date of this report.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s Condensed Consolidated Financial Statements upon adoption.
In January 2020, the FASB issued new guidance intended to clarify certain interactions between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance addresses accounting for the transition into and out of the equity method of accounting and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s Condensed Consolidated Financial Statements upon adoption.
Recently Issued Accounting Standard Not Yet Adopted
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its Condensed Consolidated financial statements.
3.    Samsung Collaboration
The Company has an agreement with Samsung Bioepis Co., Ltd. ("Samsung Bioepis") to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company’s product portfolio. Under the agreement, Samsung Bioepis is responsible for preclinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates, and the Company has an exclusive license for worldwide commercialization with certain geographic exceptions specified on a product-by-product basis. The Company’s access rights to each product under the agreement last for 10 years from each product’s launch date on a market-by-market basis. Gross profits are shared equally in all markets with the exception of Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to the Company. Since the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Generally, profit sharing adjustments are recorded either to Cost of sales (after commercialization) or Selling, general and administrative expenses (prior to commercialization).
Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. At June 30, 2021, potential future regulatory milestone payments of $25 million remain under the agreement.
Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Sales	$85	$60	$166	$128
Cost of sales	47	39	100	79
Selling, general and administrative	17	18	32	37

($ in millions)	June 30, 2021	December 31, 2020
Receivables from Samsung included in Other current assets	$21	$52
Payables to Samsung included in Trade accounts payable	28	13
4.    Acquisitions
In March 2021, Merck and Alydia Health, Inc. ("Alydia Health") entered into a definitive agreement pursuant to which, after the Separation, Organon acquired Alydia Health. Alydia Health is a commercial-stage medical device company Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. Organon’s acquisition of Alydia Health expands its portfolio into the

Notes to Condensed Combined Financial Statements (unaudited) (continued)
medical device category and underscores its commitment to identify options for women’s unmet medical needs. Total consideration included a $219 million upfront payment plus a $25 million contingent sales-based milestone payment. Of the $219 million upfront payment, $50 million was paid in April 2021 and the remaining $169 million was paid by Organon upon the close of the acquisition, on June 16, 2021. The $25 million sales-based contingent milestone payment will be paid by Organon upon achievement. The contingent milestone payment was not probable as of June 30, 2021. The transaction was accounted for in the second quarter of 2021 as an asset acquisition, as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada System device, which was recorded to Other Intangibles. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, the Company also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expenses of $23 million, which were recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19 million were related to accelerated vesting of Alydia stock-based compensation awards.
5.    Restructuring
Currently, Organon does not have an established restructuring program. Restructuring costs for the three and six months ended June 30, 2021 were $1 million and $2 million, respectively, and reflect charges directly attributable to the Company as well as charges allocated to Organon for Merck related restructuring programs. Restructuring costs for the three and six months ended June 30, 2020 were $19 million and $31 million, respectively, and reflect only charges allocated to Organon. The restructuring costs for the three months ended June 30, 2020 were comprised of $9 million of separation costs and $10 million related to other restructuring activities, The restructuring costs for the six months ended June 30, 2020 were comprised of $14 million of separation costs and $17 million related to other restructuring activities.
Liabilities for costs associated with restructuring activities related to the Organon Entities and the Transferred Entities included primarily in Accrued and other current liabilities were $6 million and $17 million at June 30, 2021 and December 31, 2020, respectively. The amount accrued as of June 30, 2021 primarily reflects the future planned exit of a long-term contract.
6.    Financial Instruments
Prior to the Separation, Merck managed the impact of foreign exchange rate movements on its affiliates’ earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments. Merck established revenue hedging and balance sheet risk management programs that the Company participated in to protect against the volatility of future foreign currency cash flows and changes in fair value caused by volatility in exchange rates. Accordingly, the Condensed Consolidated Statement of Income includes the impact of Merck’s derivative financial instruments prior to the Separation that is deemed to be associated with the Company’s operations and has been allocated to the Company utilizing a proportional allocation method:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Allocated net (gains) loss in Sales	$23	$(7)	$55	$(18)
Allocated net (gains) loss in Other (income) expense, net	30	63	33	15
Foreign exchange transaction (gains) loss in Other (income) expense, net(1)	(21)	(42)	(28)	19
(1)Includes foreign exchange transaction gains and losses allocated for the period prior to the Separation, as well as actual foreign exchange transaction gains and losses post-Separation.
Foreign Currency Risk Management
Periods Post Separation
In June 2021, the Company established a balance sheet risk management and a net investment hedging program to mitigate against volatility of changes in foreign exchange rates.
The Company uses a balance sheet risk management program to mitigate the exposure of net monetary assets of its subsidiaries that are denominated in a currency other than a subsidiary’s functional currency from the effects of volatility in foreign exchange. In these instances, Organon principally utilizes forward exchange contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro, Swiss franc and Japanese yen. For exposures in developing country currencies, the Company enters into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. As of June 30, 2021, the fair value of these contracts was recorded as an asset of $5 million and a liability of $12 million, respectively. Notional amounts of the forward contracts and spot trades were $881 million and $416 million, respectively as of June 30, 2021. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows.
Foreign exchange risk is also managed through the use of economic hedges on foreign currency debt (see Note 9). In June 2021, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and of the 2.875% euro-denominated secured notes (€1.25 billion) have been designated, and effective as, economic hedges of the net investment in euro-denominated subsidiaries As a result, $56 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment in Other Comprehensive Income for the three and six months ended June 30, 2021.
Concentrations of Credit Risk
Historically, the Company’s operations formed part of Merck’s monitoring of concentrations of credit risk associated with corporate and government issuers of securities and financial institutions with which Merck conducted business. Credit exposure limits were established to limit a concentration with any single issuer or institution.
The majority of the Company’s accounts receivable arise from product sales in the United States, Europe and China and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company’s customers with the largest accounts receivable balances are McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Corporation. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.
Merck had established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. In connection with the Separation, Merck conveyed these agreements to Organon. Under these agreements, Organon factored $8 million and Merck factored $227 million of accounts receivable related to the Company in the second quarter of 2021 and the fourth quarter of 2020, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows.
7.    Inventories
Inventories consisted of:

($ in millions)	June 30, 2021	December 31, 2020
Finished goods	$327	$351
Raw materials	113	35
Work in process	433	595
Supplies	38	60
Total (approximates current cost)	$911	$1,041
Decrease to LIFO costs	(2)	(1)
	$909	$1,040
Recognized as:
Inventories	$871	$913
Other assets	38	127
Inventories valued under the LIFO method comprised $91 million and $48 million at June 30, 2021 and December 31, 2020, respectively. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
8.    Property, Plant and Equipment

($ in millions)	June 30, 2021	December 31, 2020
Land	$14	$14
Building	608	647
Machinery, equipment and office furnishings	914	787
Construction in progress	313	356
Less: accumulated depreciation	(873)	(820)
Property, Plant and Equipment, net	$976	$984

9.    Long-Term Debt and Leases
Long-Term Debt
In April 2021, in connection with the Separation, Organon Finance 1 LLC ("Organon Finance 1"), a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031 (collectively, the “notes”). Interest payments are due semiannually on October 30 and April 30. As part of the Separation, on June 2, 2021, Organon and a wholly-owned Dutch subsidiary of Organon, (the "Dutch Co-Issuer") assumed the obligations under the notes as co-issuers, Organon Finance 1 was released as an obligor under the notes, and certain subsidiaries of Organon agreed to guarantee the notes. Each series of notes was issued pursuant to an indenture dated April 22, 2021, between Organon and U.S. Bank National Association. Organon and the Dutch Co-Issuer assumed the obligations under the notes pursuant to a first supplemental indenture to the relevant indenture, and the guarantors agreed to guarantee the notes pursuant to a second supplemental indenture to the relevant indenture.
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
Borrowings made under the Senior Credit Agreement initially bear interest, in the case of:
•term loans under the Term Loan B Facility (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of an alternate base rate ("ABR"), at our option and (ii) denominated in euros, at 3.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”) (subject to a floor of 0.00%); and
•revolving loans under the Revolving Credit Facility (i) in U.S. Dollars, at 2.00% in excess of an Adjusted LIBOR (subject to a floor of 0.00%) or 1.00% in excess of ABR, at our option and (ii) in euros, at 2.00% in excess of an Adjusted EURIBOR.
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the Revolving Credit Facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. There were no outstanding balances under the Revolving Credit Facility as of June 30, 2021.
Interest payments on the term loans are due quarterly on March, June, September and December. Principal payments on the term loans are based on 0.25% of the principal amount outstanding on the Closing Date and due on the last business day of each March, June, September and December, commencing with the last business day of September 2021.
Organon used the net proceeds from the notes offering, together with available cash on its balance sheet and borrowings under senior secured credit facilities, to distribute $9.0 billion to Merck and to pay fees and expenses related to the Separation.
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis

Notes to Condensed Combined Financial Statements (unaudited) (continued)
beginning September 30, 2021. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of the second quarter of 2021, no default or event of default has occurred.
The following is a summary of Organon's total debt as described above:

($ in millions)	June 30, 2021
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$3,000
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	893
4.125% secured notes due 2028	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,490
5.125% notes due 2031	2,000
Other (discounts and debt issuance costs)	(135)
Total principal long-term debt	$9,348
Less: Current portion of long-term debt	39
Total Long-term debt, net of current portion	$9,309
The Company recorded approximately $118 million of debt issuance costs related to the long-term debt and $19 million of discounts on the term loans. Debt issuance costs and discounts are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term on the related debt using the effective interest method. The unamortized debt issuance costs related to the long-term debt and discounts on the term loans at June 30, 2021 are approximately $135 million.
The estimated fair value of long-term debt (including current portion) at June 30, 2021, was $9.6 billion compared with a carrying value (which includes a reduction for amortized debt issuance costs) of $9.3 billion. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
The Company had no debt payments during the quarter ended June 30, 2021. Payments on the Term Loan B Facility commence in September 2021 and payments on the notes commence in October 2021. The average maturity of the Company's long-term debt at June 30, 2021 is approximately 7.6 years and the weighted-average interest rate on total borrowings for the three months ended June 30, 2021 is 3.0%.
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2021	$19
2022	39
2023	39
2024	39
2025	39
Thereafter	9,308
Leases
The Company has operating leases primarily for real estate. The Company determines if an arrangement is a lease at inception. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicit or implicit identified asset in the contract and if the Company controls the use of that asset. Embedded leases are immaterial. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Real estate leases for facilities have a weighted average remaining lease term of 6.2 years and include two leases with an option to extend for 5 years and 1 year, respectively. The Company has made an accounting policy election not to record short-term leases (leases with an initial term of 12 months or less) on the balance sheet. Lease expense associated with short term leases was not material for all periods presented.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since

Notes to Condensed Combined Financial Statements (unaudited) (continued)
most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. On a quarterly basis, an updated incremental borrowing rate is determined based on the weighted average remaining lease term of each asset class and the Company's pretax cost of debt for that same term. The updated rates for each asset class are applied prospectively to new leases. The Company does not separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs) in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right-of-use asset and related lease liability (if the non-lease components are fixed). Allocated and actual operating lease cost was $20 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $37 million and $22 million for the first six months of June 30, 2021 and 2020, respectively.
None of the Company’s lease agreements contain variable lease payments. Sublease income is immaterial and there are no sale-leaseback transactions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Cash paid for amounts included in the measurement of operating lease liabilities was $10 million for the six months ended June 30, 2021. Operating lease assets obtained in exchange for new operating lease liabilities were $282 million, and primarily consists of real estate operating leases entered into in connection with establishing Organon as a standalone Company.
Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	June 30, 2021	December 31, 2020
Assets
Other Assets	$293	$31
Liabilities
Accrued and other current liabilities	66	8
Other Noncurrent Liabilities	227	23
	$293	$31
Weighted-average remaining lease term (years)	5.4	4.0
Weighted-average discount rate	3.2%	1.9%
Maturities of operating leases liabilities as of June 30, 2021 are as follows:

2021 (excluding the first six months of 2021)	$37
2022	73
2023	65
2024	49
2025	35
Thereafter	60
Total lease payments	$319
Less: Imputed interest	26
$293
At June 30, 2021, the Company had entered into real estate operating leases that had not yet commenced. The obligations associated with these leases total $13.3 million.
10.    Contingencies
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
Given the nature of the litigation discussed in this note and the complexities involved in these matters, the Company is unable to reasonably estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
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
Reference is made below to certain litigation in which Merck, but not the Company, is named as a defendant. Pursuant to the Separation and Distribution Agreement, the Company is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.
Product Liability Litigation
Fosamax
Merck is a defendant in product liability lawsuits in the United States involving Fosamax (alendronate sodium) (the "Fosamax Litigation"). As of June 30, 2021, approximately 3,475 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.
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
Accordingly, as of June 30, 2021, approximately 980 cases were actively pending in the Femur Fracture MDL.
As of June 30, 2021, approximately 2,215 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of June 30, 2021, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are five Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.
Nexplanon/Implanon
Merck is a defendant in lawsuits brought by individuals relating to the use of Implanon and Nexplanon. In the United States, as of June 30, 2021, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio. In addition, there are 56 unfiled cases alleging similar injuries, which have been tolled under a written tolling agreement. As of June 30, 2021, Merck had 25 cases pending outside the United States, of which 20 relate to Implanon and five relate to Nexplanon.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Propecia/Proscar
Merck is a defendant in product liability lawsuits in the United States involving Propecia (finasteride) and/or Proscar (finasteride). The federal lawsuits were consolidated for pretrial purposes in federal multidistrict litigation in the Eastern District of New York (the "MDL"), and the matters in state court in New Jersey were consolidated in Middlesex County ("N.J. Coordinated Proceedings"). In 2018, Merck and the Plaintiffs’ Executive Committee in the MDL and the Plaintiffs’ Liaison Counsel in the N.J. Coordinated Proceedings entered into an agreement to resolve the lawsuits for an aggregate amount of $4.3 million. The settlement was subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate was less than 100%. The contingencies were satisfied and the settlement agreement has been finalized.
At June 30, 2021, only three cases remain pending in the United States, including a case currently pending in the MDL, a Propecia matter in state court in Los Angeles, California and a Proscar matter in the United States District Court for the Eastern District of California. The Company is also defending 16 product liability cases outside the United States four of which are class actions.
Governmental Proceedings
From time to time, the Company’s subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and other governmental authorities in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to the Company, monetary fines and/or remedial undertakings may be required.

Hadlima (adalimumab-bwwd)
In July 2021, the Company received a Civil Investigation Demand (“CID”) from the Office of the Attorney General for the State of Washington. The CID requests answers to interrogatories, as well as various documents, regarding certain activities related to adalimumab and adalimumab biosimilars. The Company is cooperating with the government’s investigation and intends to produce information and/or documents as necessary in response to the CID.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file abbreviated New Drug Applications ("ANDAs") with the U.S. Food and Drug Administration ("FDA") seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Nexplanon — In June 2017, Microspherix LLC ("Microspherix") sued the Company in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix’s patents that claim radio-opaque, implantable drug delivery devices. Microspherix is claiming damages from September 2014 until the patents expired in May 2021. The Company brought Inter Partes Review ("IPR") proceedings in the United States Patent and Trademark Office ("USPTO") and successfully stayed the district court action. The USPTO invalidated some, but not all, of the claims asserted against the Company. The Company appealed the decisions that found claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO’s decisions. The matter is no longer stayed in the district court, and the Company is currently litigating the invalidity and non-infringement of the remaining asserted claims.
Other Litigation
There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such

Notes to Condensed Combined Financial Statements (unaudited) (continued)
proceedings is not expected to be material to the Company’s financial condition, results of operations or cash flows either individually or in the aggregate.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2021 and December 31, 2020 of approximately $9 million and $35 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The decrease in the legal defense reserves in the second quarter of 2021, as compared to December 31, 2020, is primarily attributable to reserves related to certain litigation that was retained by Merck under the Separation and Distribution Agreement. Accordingly, and in connection with the Separation adjustments, the reserve was adjusted to Net Investment from Merck & Co., Inc. in the Condensed Consolidated Financial Statements to reflect the Company's best estimate of its legal defense reserves as of June 30, 2021. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
11.    Stock-Based Compensation Plans
Periods Prior to Separation
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Merck. Under these plans Merck granted restricted stock units ("RSUs") and performance share units ("PSUs") to certain management level employees. In addition, employees and non-employee directors of Merck were granted options to purchase shares of Merck’s common stock at the fair market value at the time of grant.
Prior to the Separation, for the three and six months ended June 30, 2021, Merck's stock-based compensation expense related to the Company’s employees has been recognized on a specific identification basis for employees transferred from Merck. Additionally, Merck’s corporate employee stock-based compensation expense was allocated to the Company on a proportional cost allocation method based on revenue and recognized in the Condensed Consolidated Statement of Income. For the three and six months ended June 30, 2020, since the Company operated together with other Merck businesses, Merck’s stock-based compensation expense for the Company’s employees, as well as Merck’s corporate and shared functional employees has been allocated to the Company on a proportional cost allocation method based on revenue or directly identifiable costs, depending on the employee’s function. The amounts presented for the periods prior to the Separation are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.
As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, Organon's employees with outstanding former Merck stock-based awards received replacement stock-based awards under the 2021 Incentive Stock Plan at Separation. The ratio used to convert the Merck stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. Due to the conversion, Organon incurred $17 million of incremental stock-based compensation expense. Of this amount, $4 million was related to vested option awards and was recognized during the second quarter of 2021 and $13 million to be recognized ratably over the option awards' remaining weighted average vesting period of 2.66 years.
Effective June 3, 2021, Organon established the 2021 Incentive Stock Plan (the "Plan"). A total of 35,000,000 shares of common stock are authorized under the Plan. The plan provides for the grant of various types of awards including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior

Notes to Condensed Combined Financial Statements (unaudited) (continued)
periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. Under the Plan, PSUs are eligible to be granted; however, none have been granted as of June 30, 2021.
Total direct and allocated stock-based compensation expense for the three and six months ended June 30, 2021, the allocated stock-based compensation expense for the three and six months ended June 30, 2020 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statement of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Stock-based compensation expense	$18	$11	$29	$21
Income tax benefits	4	2	6	4
As noted above, and in connection with the Separation, Merck's PSUs and RSUs were converted into 3.3 million Organon RSUs at a weighted average grant date fair value of $36.77 and Merck's stock options were converted into 4.1 million Organon stock options at a weighted average grant date fair value of $8.55. Stock options were valued using a combination of option models. The Company used the Black-Scholes model as the basis for the original fair value of the options, and the Hull-White I Lattice option pricing model calculated the incremental fair value. In applying these models, the Company used both historical data and current market data to estimate the fair value of its options. The Black-Scholes model assumptions include expected dividend yield, risk-free interest rate, volatility, and term of the options. The Hull-White I Lattice model requires several assumptions including expected exercise barrier, dividend yield, risk-free interest rate, remaining vesting life and remaining contractual life. These fair value assumptions were based on the awards and terms previously granted under the Merck incentive compensation plans to Organon employees. These assumptions and related compensation amounts are not necessarily indicative of future awards and do not necessarily reflect the results that Organon would have experienced as an independent publicly traded company. Following the Separation, the weighted average exercise price of options and the weighted average grant date fair value of options for future grants will reflect those of Organon as a standalone company.
The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at June 30, 2021:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	3,810	$34.30	$2	8.39	1,454	$30.66	$2	6.15
Restricted Stock	2,991	—	100	2.37	—	—	—	—
The amount of unrecognized compensation costs as of June 30, 2021 was $128 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.4 years.
12.    Pension and Other Postretirement Benefit Plans
Prior to the Separation on June 2, 2021, Organon participated in Merck's U.S. and non-U.S. plans. Merck has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Merck also provides medical benefits, principally to its eligible U.S. retirees and their dependents, through its other postretirement benefit plans. The Company participated in Merck's benefit plans as though it was a participant in a multi-employer plan with the other businesses of Merck. The retirement benefits guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. Accordingly, no assets or liabilities associated with these plans have been reflected in the Company’s Condensed Consolidated Balance Sheet. The Condensed Consolidated Statement of Income includes expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $11 million and $15 million for the three months ended June 30, 2021 and 2020, respectively, and $29 million and $28 million for the six months ended June 30, 2021 and 2020, respectively. The Company's participation in the defined pension and postretirement benefit plans sponsored by Merck concluded upon the completion of the Separation on June 2, 2021.
In accordance with the terms of the EMA, prior to the Separation, Merck continued to provide service crediting to employees that transferred to Organon under Merck's U.S. defined benefit pension plan, supplemental executive retirement, and retiree medical plans for purposes of early retirement eligibility and subsidies, as well as for certain service crediting bridges. Although Merck is responsible for providing these benefits, Organon will record that portion of the aggregate incremental cost of providing early retirement subsidies, service crediting bridges, and retiree healthcare benefits under these programs that is attributable to future service. Accordingly, upon Separation, the Company recorded a "grow-in" provision granted to employees

Notes to Condensed Combined Financial Statements (unaudited) (continued)
transferred to Organon of $50 million, which represented the future service earned with Organon for these transferred employees for the pension and other postretirement benefits. The "grow-in" provision was recorded as an asset and will be expensed over the estimated average service period of eight years in operating expenses. Of the $50 million, $44 million is non-current and reflected in Other Assets and the current portion of $6 million is reflected in Other current assets.
As of June 2, 2021, the Organon Entities and the Transferred Entities became the plan sponsors for certain non-U.S. defined benefit pension plans and these Condensed Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. Organon pension plans are primarily comprised of plans in Switzerland, Belgium, Korea, Germany and Italy. In connection with the Separation, Organon recognized a net liability of $109 million in June 2021, reflecting the unfunded projected benefit obligation as of June 30, 2021. This was comprised of $93 million of assets and $202 million of liabilities of certain Merck non-U.S. defined benefit pension plans attributable to Organon non-U.S. employees that were transferred to these non-U.S. Organon benefit plans. The Company uses December 31 as the year-end measurement date for these plans. The majority of the plan assets transferred are investment funds in developed market equities, or government agency obligations. The basis for the fair value measurement of these investments was derived from quoted prices in active markets for identical assets or liabilities and as such were classified as a Level 1 in the fair value hierarchy. There are no unfunded commitments or redemption restrictions related to these investments.
The Company expects to contribute approximately $7 million to its pension plans in the second half of 2021.
Net Periodic Benefit Cost
The net periodic benefit cost for pension plans of the Organon Entities and the Transferred Entities consisted of $6 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $2 million for the six months ended June 30, 2021, and 2020, respectively.
13.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Exchange (gains) losses	$9	$21	$5	$34
Interest expense	62	—	62	—
Other, net	11	(11)	13	—
	$82	$10	$80	$34

Interest expense for the three months and six months of 2021 reflects amounts incurred in connection with the issuance of debt during the second quarter. See Note 9 for details.
14.    Taxes on Income
The effective income tax rates were 1.4% and 16.5% for the three months ended June 30, 2021 and 2020, respectively, and 8.6% and 14.6% for the six months ended June 30, 2021 and 2020, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings. During the second quarter of 2021 the Company recorded a $70 million tax benefit relating to a portion of the non- U.S. step-up of tax basis associated with the Company's Separation from Merck. The effective income tax rate for the six months ended June 30, 2021, also reflects the Internal Revenue Service ("IRS") conclusion of its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the Condensed Consolidated Financial Statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company included a $29 million net tax benefit during the six months ended June 30, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
The Company is subject to income tax in the United States (federal, state and local) as well as other jurisdictions outside of the United States in which we operate. As part of the Separation from Merck, $79.3 million of liabilities for unrecognized tax benefits associated with uncertain tax positions for jurisdictions outside of the United States were conveyed to Organon.
15.    Other Comprehensive Income (Loss)

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Changes in Accumulated other comprehensive loss by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2020, net of taxes	$(346)	$(718)	$(1,064)
Other comprehensive income (loss), pretax	4	25	29
Tax	(1)	—	(1)
Other comprehensive income (loss), net of taxes	3	25	28
Balance at June 30, 2020, net of taxes	$(343)	$(693)	$(1,036)

Balance at April 1, 2021, net of taxes	$(33)	$(656)	$(689)
Other comprehensive income (loss), pretax	—	218	218
Tax	(6)	—	(6)
Other comprehensive loss, net of taxes	(6)	218	212
Transfer of benefit plans from Merck affiliates	13	—	13
Balance at June 30, 2021, net of taxes	$(26)	$(438)	$(464)

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020, net of taxes	$(354)	$(560)	$(914)
Other comprehensive income (loss), pretax	14	(133)	(119)
Tax	(3)	—	(3)
Other comprehensive income (loss), net of taxes	11	(133)	(122)
Balance at June 30, 2020, net of taxes	$(343)	$(693)	$(1,036)

Balance at January 1, 2021, net of taxes	$(32)	$(590)	$(622)
Other comprehensive income (loss), pretax	2	152	154
Tax	(10)	—	(10)
Other comprehensive loss, net of taxes	(8)	152	144
Transfer of benefit plans to Merck affiliates	14	—	14
Balance at June 30, 2021, net of taxes	$(26)	$(438)	$(464)

16.    Product and Geographic Information
The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$129	$56	$184	$87	$44	$132	$269	$98	$368	$237	$90	$326
Follistim AQ	27	38	65	20	24	44	52	65	117	40	44	85
NuvaRing	26	28	53	35	28	63	47	52	98	61	64	126
Ganirelix Acetate Injection	5	25	31	3	11	14	14	46	60	3	27	30
Cerazette	—	18	18	—	15	15	—	34	34	—	33	33
Other Women's Health (1)	23	43	66	54	28	82	63	76	139	75	65	141
Biosimilars
Renflexis	36	7	43	28	3	30	70	11	81	54	5	59
Ontruzant	7	15	22	—	18	19	11	34	45	—	40	40
Brenzys	—	11	11	—	11	11	—	21	21	—	29	29
Other Biosimilars (1)	—	10	10	—	—	—	—	19	19	—	—	—
Established Brands
Cardiovascular
Zetia	2	97	99	(1)	138	137	4	186	190	(4)	285	282
Vytorin	2	42	45	2	37	39	5	81	86	6	87	92
Atozet	—	121	121	—	115	115	—	233	233	—	238	238
Rosuzet	—	18	18	—	31	31	—	33	33	—	63	63
Cozaar/Hyzaar	2	84	86	5	94	98	6	171	177	12	188	200
Zocor	1	15	16	1	14	16	2	29	31	—	39	39
Other Cardiovascular (1)	—	45	45	—	54	54	—	69	69	—	87	87
Respiratory
Singulair	3	89	92	4	95	100	8	191	199	9	246	255
Nasonex	1	51	52	4	45	49	3	92	95	10	110	120
Dulera	42	10	52	32	7	39	73	18	91	105	18	122
Clarinex	2	29	30	2	32	33	3	52	55	3	81	84
Asmanex	13	1	14	12	2	14	29	3	32	38	4	42
Other Respiratory (1)	—	8	8	—	5	5	—	12	12	1	14	15
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	62	62	—	65	65	—	119	119	—	135	135
Fosamax	1	48	49	1	52	52	2	85	86	2	92	93
Diprospan	—	32	32	—	24	24	—	57	57	—	53	53
Diprosone	1	23	23	—	16	17	1	42	43	1	36	37
Other Non-Opioid Pain, Bone and Dermatology (1)	3	49	52	1	43	44	2	91	93	2	91	93
Other
Proscar	—	31	32	—	51	51	1	63	64	1	93	94
Propecia	2	34	36	2	26	28	4	63	67	5	53	58
Sinemet	—	18	18	—	19	19	—	36	36	—	40	40
Remeron	1	15	15	1	16	16	1	31	32	1	30	31
Other (1)	12	35	48	6	41	46	23	80	102	29	87	116
Other (2)	(2)	49	47	4	20	24	(3)	119	117	6	41	48
Total sales	$339	$1,257	$1,595	$303	$1,224	$1,526	$690	$2,412	$3,101	$697	$2,608	$3,306
U.S. plus international may not equal total due to rounding.
(1) Includes sales of products not listed separately. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women's Health.
(2) Includes allocated amounts from revenue hedging activities and manufacturing sales to Merck and third parties.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Combined sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Europe and Canada	$470	$378	$904	$859
United States	339	303	690	697
Asia Pacific and Japan	309	419	587	836
China	236	211	442	429
Latin America, Middle East, Russia and Africa	190	187	357	421
Other(1)	51	28	121	64
	$1,595	$1,526	$3,101	$3,306
(1) Primarily reflects allocated amounts from revenue hedging activities and manufacturing sales to Merck and third parties.

During 2021, the Company realigned its geographic presentation of sales to reflect the internal management view of Organon as a stand-alone entity. Accordingly, prior period sales by geographic area have been recast to reflect these changes.
17.    Related Party Disclosures
Prior to the Separation, the Company did not operate as a standalone business and the Condensed Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of Merck. The following disclosure summarizes activity between the Company and Merck up to the Separation, including the affiliates of Merck that were not part of the Separation.
Cost allocations from Merck
Merck provided significant corporate, manufacturing, selling, marketing, administrative, research services and resources to the Company. Some of these services continue to be provided by Merck to the Company on a temporary basis under the Transition Services Agreement. The Condensed Consolidated Financial Statements reflect an allocation of these costs. See Note 2 for a discussion of these costs and the methodology used to allocate them.
The allocations reflected in the Condensed Consolidated Statement of Income for continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Cost of sales	$13	$122	$69	$253
Selling, general and administrative	46	151	134	328
Research and development	10	39	35	78
	$69	$312	$238	$659
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company at the time. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees and strategic decisions made in areas such as manufacturing, selling, information technology and infrastructure.
Related party transactions
The following transactions represent activity between Organon Entities and Transferred Entities with other Merck affiliates prior to the Separation:

Notes to Condensed Combined Financial Statements (unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Included in continuing operations
Supply sales to Merck affiliates	$58	$—	$143	$—
Purchases from Merck affiliates	28	—	65	—
Cost reimbursements and fees from Merck affiliates	—	—	1	—
Included in discontinued operations
Supply sales to Merck affiliates	$—	$154	$12	$298
Purchases from Merck affiliates	3	317	53	630

The Company had the following balances with Merck affiliates:

($ in millions)	December 31, 2020
Included in continuing operations
Short term borrowings, net	$1,512
Short term loans and notes payable, net	—
Trade payables (receivables), net	(173)
Due to related party	$1,339
Included in discontinued operations
Short term loans receivables, net	$247
Short term notes payable, net	(25)
Trade payables, net	(33)
Due from related party	$189
Net transfers to Merck & Co., Inc.
Prior to the Separation, net transfers to Merck were included within Net investment from Merck & Co., Inc. on the Condensed Consolidated Statement of Equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. for the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
($ in millions)	2021	2020
Cash pooling and general financing activities	$168	$2,129
Cost allocations, excluding non-cash stock-based compensation	(209)	(638)
Taxes deemed settled with Merck	(259)	(100)
Allocated derivative and hedging (losses) gains	(88)	3
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations	$(388)	$1,394
Net transfers to (from) Merck included in Net Cash Provided by (Used in) Discontinued Operations	597	(203)
Total net transfers to Merck as included in the Condensed Consolidated Statement of Cash Flows	$209	$1,191
Stock-based compensation expense (includes $3 and $7 of discontinued operations for the six months ended June 30, 2021 and 2020, respectively)	(32)	(28)
Net assets contributed by Merck affiliates	(778)	(10)
Recognition of amounts in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	13	—
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Equity	$(588)	$1,153

Notes to Condensed Combined Financial Statements (unaudited) (continued)
The components of Net transfers to Merck & Co., Inc. for the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
($ in millions)	2021	2020
Cash pooling and general financing activities	$(585)	$1,024
Net assets distributed to (contributed by) Merck Affiliates	(838)	—
Cost allocations	(72)	(316)
Income taxes deemed settled with Parent	(136)	(58)
Allocated derivative and hedging gains (losses)	(53)	(56)
Net transfers to Parent as reflected in the Condensed Consolidated Statement of Equity	$(1,684)	$594
During the first six months of 2021, prior to the Separation, transfers between the Organon Entities, the Transferring Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the combined statement of equity at Merck’s historical cost (see Note 2). Additionally, during the three and six months ended June 30, 2021, in connection with the Separation, certain assets and liabilities included in the pre-Separation balance sheet were retained by Merck and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Organon. Separation-related adjustments were also recognized in Net transfers to Merck & Co., Inc. Adjustments for transfers and separations during the three and six months ended June 30, 2021 were comprised of (i) the retention of assets and liabilities by Merck affiliates including accounts receivable, net of $751 million, inventories of $225 million and $265 million for the three and six months ended June 30, 2021, respectively, transition tax liabilities of $1.4 billion and certain liabilities net of other assets of $222 million and $210 million for the three and six months of 2021, respectively, partially offset by (ii) the contribution of assets and liabilities to Organon Entities from Merck affiliates, including assets of $59 million and liabilities of $7 million and $35 million for the three and six months ended June 30, 2021, respectively. Additionally, during the second quarter of 2021, the Company recorded an out-of-period adjustment of approximately $145 million to establish a prepaid tax asset with an offsetting increase to Net Investment from Merck & Co., Inc. The adjustment did not have any impact on the Company's statement of income or cash flows. The Company concluded that the adjustment was not material to the Condensed Consolidated Financial Statements for either the current period or prior periods. In connection with the Separation, the Company entered into various agreements, including, but not limited to, the Tax Matters Agreement, the EMA and the Transition Services Agreement.
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
Agreements that Organon entered into with Merck that govern aspects of Organon’s relationship with Merck following the Separation include:
•Transition Services Agreements - Under the TSA, (i) Merck and certain of its affiliates will provide Organon and certain of its affiliates, on an interim, transitional basis, various services and (ii) Organon and certain of its affiliates will provide Merck and certain of its affiliates, on an interim, transitional basis, various services. The services to be provided by Merck will include, among others, information technology, human resources, finance, quality, regulatory, supply chain management, promotional services, distribution services and certain other services, and will generally be provided on a cost or, where applicable, a cost-plus basis. The Merck services generally commenced on the date of the Separation and will generally terminate within 25 months following the date of Separation. Organon generally has the right to request the early termination of any or all services with advance notice. The services to be provided by Organon include quality, regulatory, supply chain management, promotional services, distribution services and certain other services and has provided on a cost or, where applicable, a cost-plus basis. The provisions of Organon services under the TSA generally commenced on the date of Separation and terminate within 25 months following the Separation. Merck will generally have the right to request the early termination of any or all services with advance notice.
•Interim Operating Agreements - Merck and Organon entered into a series of interim operating model ("IOM") agreements pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Separation will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such interim operating agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Organon began receiving these economic benefits as of June 2, 2021. Based on the terms of the IOM agreement, the Company determined it is the Principal under this arrangement. Organon holds, all risks, and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory. Additionally, Organon has latitude in pricing, has the ability to direct Merck regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables. As such, Organon recognizes these sales on a gross basis.
•Manufacturing and Supply Agreements - Merck and Organon and/or their applicable affiliates entered into a number of manufacturing and supply agreements pursuant to which the relevant Merck entity will (a) manufacture and supply certain active pharmaceutical ingredients for the relevant Organon entity, (b) toll manufacture and supply certain formulated pharmaceutical products for such Organon entity, and (c) package and label certain finished pharmaceutical products for such Organon entity. Similarly, the relevant Organon entity will (a) manufacture and supply certain formulated pharmaceutical products for the relevant Merck entity, and (b) package and label certain finished pharmaceutical products for such Merck entity.
•Tax Matters Agreement - The TMA allocates responsibility for all U.S. federal income, state and foreign income, franchise, capital gain, withholding and similar taxes, as well as all non-income taxes. The TMA also provides for cooperation between Merck and Organon with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the TMA. Merck generally is responsible for any income taxes reportable on an originally filed consolidated, combined or unitary return that includes Merck or any of its subsidiaries (and Organon and/or any of its subsidiaries) for any periods or portions thereof ending on or prior to the Distribution. Organon generally is responsible for any income taxes that are reportable on originally filed returns that include only Organon and/or any of its subsidiaries, for all tax periods. Additionally, as a general matter, Merck is responsible for certain income and non-income taxes imposed as the direct result of the Separation or of an internal separation transaction. Organon is responsible for certain taxes that exclusively relate to Organon’s business and for taxes resulting from any breach of certain representations or covenants that Organon made in the TMA. The TMA imposes restrictions on Organon and its subsidiaries during the two-year period following the Distribution. The restrictions are intended to prevent the Distribution and certain related transactions from failing to qualify as tax-free for U.S. federal income tax purposes. During such period, Organon and its subsidiaries generally are prohibited from, among other things, entering into transactions in which all or a portion of the shares of the Common Stock would be acquired or all or a portion of certain assets of Organon and its subsidiaries would be acquired. Organon and its subsidiaries also are prohibited, during such period, from merging or consolidating with any other person, issuing equity securities beyond certain thresholds, and repurchasing Common Stock other than in certain open-market transactions.
•Employee Matters Agreement - The EMA allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation.
•Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.
The amount due from Merck under the above agreements was $991 million at June 30, 2021 and is reflected in accounts receivable. The amount due to Merck under these agreements was $1.5 billion at June 30, 2021 and is included in accounts payable.
For the period after June 2, 2021, sales and cost of sales resulting from the manufacturing and supply agreements with Merck were $13.5 million and $12.8 million, respectively.
After the distribution to Merck of $9.0 billion net debt proceeds (See Note 9) and settlement of certain balances with Merck and its affiliates, we began operations as an independent company with approximately $900 million of cash and cash equivalents, which reflects approximately $400 million in cash, which the Company will use for the purchase of inventory from Merck upon exit of certain IOMs.
As of June 30, 2021 Merck conveyed to Organon $79.3 million of reserves for unrecognized tax benefits associated with uncertain tax positions for jurisdictions outside of the United States. The Company also incurred costs related to employee matters in connection with the Separation, primarily related to stock-based and pension related compensation costs. See Notes 11 and 12 for further details.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Pursuant to the Separation, Merck ceased to be a related party to Organon and accordingly, no related party transactions or balances are reported as of June 30, 2021.
18.    Discontinued Operations
In contemplation of the Separation, the Merck Retained Products business in the Transferred Entities was distributed to Merck affiliates and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.
The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business for the three months ended June 30, 2021 and 2020 and the first six months of 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Sales	$4	$418	$93	$883
Costs, Expenses and Other
Cost of Sales	13	374	65	712
Selling, general and administrative	1	78	15	168
Research and development	—	22	4	49
Restructuring costs	—	—	—	5
Other (income) expense, net	(6)	(13)	4	12
Income (loss) from discontinued operations before taxes	$(4)	$(43)	$5	$(63)
Taxes on income	—	1	5	12
Income from discontinued operations, net of taxes	$(4)	$(44)	$—	$(75)
Discontinued operations includes related party sales of $154 million for the three months ended June 30, 2020, and $12 million and $298 million for the six months ended June 30, 2021 and 2020, respectively. Costs for inventory purchases from related parties was $3 million and $317 million for the three months ended June 30, 2021 and 2020, respectively, and $53 million and $630 million for the six months ended June 30, 2021 and 2020, respectively.
The components of assets and liabilities of discontinued operations that are stated separately as of December 31, 2020 in the Condensed Consolidated Balance Sheets are comprised of the following items:

Notes to Condensed Combined Financial Statements (unaudited) (continued)

($ in millions)	December 31, 2020
Assets
Cash and cash equivalents	$58
Accounts receivable	322
Inventories	58
Due from related party	189
Other current assets	47
Total current assets of discontinued operations	674
Property, Plant and Equipment, net	14
Other Noncurrent Assets	77
Total Noncurrent Assets of Discontinued Operations	91
Total Assets of Discontinued Operations	$765

Liabilities
Trade accounts payable	$35
Accrued and other current liabilities	93
Total current liabilities of discontinued operations	128
Deferred Income Taxes	—
Other Noncurrent Liabilities	83
Total Noncurrent Liabilities of Discontinued Operations	83
Total Liabilities of Discontinued Operations	$211

Notes to Condensed Combined Financial Statements (unaudited) (continued)
19.    Earnings per Share
On June 2, 2021, the date of the Separation, 253,516,000 shares of the Common Stock were distributed to Merck stockholders of record as of the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the second quarter and year to date calculations, these shares are treated as issued and outstanding at January 1, 2020 for purposes of calculating historical basic and diluted earnings per share.
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Merck. Under these plans employees were granted stock options, performance share units, ("PSUs"), and restricted stock units ("RSUs"). On June 2, 2021, and in accordance with the EMA, all Merck stock options, PSUs and RSUs were converted using the conversion ratios set forth in the EMA. Merck stock options, PSUs and RSUs were converted into Organon RSUs and option awards. Awards were equitably adjusted to reflect the spin-off and to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments (see Note 11 for additional details).
The calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2021	2020	2021	2020
Net income attributable to Organon:
Income from continuing operations	$431	$586	$826	$1,320
Income from discontinued operations	(4)	(44)	—	(75)
Net income attributable to Organon	$427	$542	$826	$1,245
Basic weighted average number of shares outstanding	253,516	253,516	253,516	253,516
Stock awards and equity units (share equivalent)	312	—	312	—
Diluted weighted average common shares outstanding	253,828	253,516	253,828	253,516
Earnings (Loss) Per Share Attributable to Organon common stockholders - Basic
Income from continuing operations	$1.70	$2.31	$3.26	$5.21
Income from discontinued operations	(0.02)	(0.17)	—	(0.30)
Basic earnings per common share attributable to Organon common stockholders	$1.68	$2.14	$3.26	$4.91
Earnings (Loss) Per Share Attributable to Organon common stockholders - Diluted
Income from continuing operations	1.70	2.31	3.25	5.21
Income from discontinued operations	(0.02)	(0.17)	—	(0.30)
Diluted earnings per common share attributable to Organon common stockholders	$1.68	$2.14	$3.25	$4.91
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.
For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2021 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution date.
For both the second quarter of 2021 and the first six months of 2021, 5.2 million common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
20.    Subsequent Events
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon will license the global development, manufacturing and commercial rights to ebopiprant (OBE022). Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon will gain exclusive worldwide rights

Notes to Condensed Combined Financial Statements (unaudited) (continued)
to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million in sales-based payments that will be paid by Organon upon achievement. Upon execution of the agreement, Organon paid a $25 million upfront payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this report, and we may from time to time make other written reports and oral statements, regarding our outlook or expectations for financial, business or strategic matters regarding or affecting us that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, all of which are based on management’s current expectations and are subject to risks and uncertainties which change over time and may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements include, but are not limited to, statements relating to the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including the impact of the global outbreak of COVID-19 and other risks and uncertainties some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The factors described in Part II. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
•difficulties in operating as an independent company;
•costs and temporary business interruptions related to the Separation;
•competition from generic and /or biosimilar products as our products lose patent protection;
•expanded competition in the women's health market;
•difficulties with performance of third parties we will rely on for our business growth;
•the failure of any supplier to provide substances, materials, or services as agreed;
•difficulties developing and sustaining relationships with commercial counterparties;
•increased “brand” competition in therapeutic areas important to our long-term business performance;
•expiration of current patents or loss of patent protection for our products;
•difficulties and uncertainties inherent in the implementation of our acquisition strategy;
•pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general;
•the impact of the global COVID-19 pandemic and any future pandemic, epidemic, or similar public health threat, on our business, operations and financial performance;
•changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting our business;
•efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales;
•future actions of third-parties including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage;
•loss of key employees or inability to identify and recruit new employees;
•legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;

•cyber-attacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations;
•lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities;
•increased focus on privacy issues in countries around the world, including the United States and the European Union, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification;
•changes in tax laws including changes related to the taxation of foreign earnings;
•changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; and
•economic factors over which we have no control, including changes in inflation, interest rates and foreign currency exchange rates.
It is not possible to predict or identify all such factors. Consequently, the reader should not consider the above list or any other such list to be a complete statement of all potential risks or uncertainties. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited combined financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10. Operating results discussed herein are not necessarily indicative of the results of any future period.
The Company is a global healthcare company that develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the UK.
Separation from Merck
Pursuant to the Separation and Distribution Agreement, the Separation from Merck was completed on June 2, 2021, in which Organon's Common Stock was distributed to all holders of outstanding shares of Merck Common Stock as of the close of business on the Record Date. For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Organon is now a standalone publicly traded company, and on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange ("NYSE") under the symbol "OGN." Until the Separation on June 2, 2021, Organon’s historical combined financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records.
For the period subsequent to June 2, 2021, as a standalone publicly traded company, Organon presents its financial statements on a consolidated basis. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Recent Developments
Business Development
In June 2021, Organon completed its acquisition of Alydia Health, a commercial-stage medical device company. Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. The transaction consideration included a $219 million upfront payment, of which $50 million was paid in April 2021 and the remaining $169 million was paid by Organon upon the close of the acquisition on June 16, 2021. Additionally, there is a $25 million sales based contingent milestone payment that will be paid by Organon upon achievement. The contingent milestone payment was not probable as of June 30, 2021 and therefore has not been accrued. The transaction was accounted for as an asset acquisition as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada System device. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, we also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expense of $23 million, which was recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19.4 million were related to accelerated vesting of Alydia stock-based compensation awards.
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon will license the global development, manufacturing and commercial rights to ebopiprant (OBE022). Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon will gain exclusive worldwide rights to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million sales-based milestone payments that will be paid by Organon upon achievement. Upon execution of the agreement, Organon paid a $25 million upfront payment.
Debt
In April 2021, in connection with the Separation, Organon Finance 1 LLC (“Organon Finance 1”), a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031 (collectively, "the notes"). Interest payments are due semiannually on October 30 and April 30. As part of the Separation, on June 2, 2021, Organon and a wholly-owned Dutch subsidiary of Organon (the “Dutch Co-Issuer”) assumed the obligations under the notes as co-issuers, Organon Finance 1 was released as an obligor under the notes, and certain subsidiaries of Organon agreed to guarantee the notes. Each series of notes was issued pursuant to an indenture dated April 22, 2021, between Organon and U.S. Bank National Association. Organon and the Dutch Co-Issuer assumed the obligations under the notes pursuant to a first supplemental indenture to the relevant indenture, and the guarantors agreed to guarantee the notes pursuant to a second supplemental indenture to the relevant indenture.
Also upon Separation on June 2, 2021, Organon entered into a credit agreement providing for a Term Loan B Facility, consisting of (i) a U.S. dollar denominated senior secured “tranche B” term loan in the amount of $3.0 billion due 2028 (ii) a euro denominated senior secured “tranche B” term loan in the amount of €750 million due 2028: and a Revolving Credit Facility (“Revolving Credit Facility”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.
Borrowings made under the Revolving Credit Facility, initially bear interest at (i) in U.S. Dollars at 2.00% in excess of an Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (subject to a floor of 0.00%) or 1.00% in excess of an alternate base rate ("ABR"), at our option and (ii) in euros, at 2.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”). The Term Loan B Facility bears interest at (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of ABR, at our option and (ii) denominated in euros, at 3.00% in excess of Adjusted EURIBOR (subject to a floor of 0.00%). The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target and is subject to a commitment fee which applies to the unused portion of the revolving facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. The Revolving Credit Facility is also subject to customary financial covenants.
Organon used the net proceeds from the notes offering, together with available cash on its balance sheet and borrowings under senior secured credit facilities, to distribute $9.0 billion to Merck and to pay fees and expenses related to the Separation.
Net Investment Hedge
In June 2021, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and the 2.875% euro-denominated secured notes (€1.25 billion) have been designated, and effective as, economic hedges of the net investment in a foreign operation. As a result, $56 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment in Other Comprehensive Income for the three and six months ended June 30, 2021.
COVID-19 Update

Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results.
In the second quarter of 2021, the negative impact of the COVID-19 pandemic to Organon sales was estimated to be approximately $120 million. Our product portfolio is comprised of physician prescribed products, mainly in established brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in Women's Health includes products which are physician administered, which have been affected by limited access to physicians and healthcare centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of many products within established brands particularly for respiratory and cardiovascular products and to a lesser extent, Nexplanon/Implanon NXT, throughout the first half of 2021.
We believe that global health systems and patients continue to adapt to the evolving impacts of the COVID-19 pandemic, and although we experienced recoveries during the second quarter of 2021 as compared to the comparable period in 2020, we expect that ongoing negative impacts will persist through 2021 and will continue to principally affect products within established brands and women’s health, primarily Nexplanon/Implanon NXT.
Operating expenses in the second quarter and first six months of 2021 were higher primarily due to the effect of lower promotional and selling costs incurred in the second quarter and first six months of 2020 attributable to the COVID-19 pandemic as well as incremental costs associated with establishing Organon as a standalone company.
Operating Results
Sales Overview

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
United States	$339	$303	12%	12%	$690	$697	(1)%	(1)%
International	1,257	1,224	3%	(4)%	2,412	2,608	(8)%	(13)%
Total	$1,595	$1,526	5%	(1)%	$3,101	$3,306	(6)%	(11)%
U.S. plus international may not equal total due to rounding.
Worldwide sales were $1.6 billion for the second quarter of 2021, an increase of 5% compared with the second quarter of 2020. The increase is primarily due to higher sales of women’s health products, including Nexplanon/Implanon NXT, Follistim AQ (follitropin beta injection) and Ganirelix Acetate Injection, as well as higher sales of biosimilar products resulting from the continued uptake of Renflexis (infliximab-abda) in the United States and the uptake of Aybintio (bevacizumab) in the European Union ("EU"). The sales increase was partially offset by ongoing generic competition for cardiovascular products Zetia and Vytorin (ezetimibe and simvastatin) mainly in Japan, decline in sales due to the volume-based procurement program (the "VBP") in China, an expiration of distribution agreement in Korea for Rosuzet in December 2020, and decreased demand for Cozaar/Hyzaar.
Worldwide sales were $3.1 billion for the first six months of 2021, a decline of 6% compared with the first six months of 2020. The decline during the first six months of 2021 primarily reflects decreases across markets due to ongoing generic competition for products within the established brands business, particularly for cardiovascular products Zetia and Vytorin (ezetimibe and simvastatin), lower sales of respiratory products Singulair (montelukast), Dulera and Nasonex, and generic competition for women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), as well as the negative impact of VBP in China. The sales decline was offset by higher sales of women's health products Nexplanon/Implanon NXT, Follistim AQ (follitropin beta injection) and Ganirelix Acetate Injection due to higher demand, and higher sales of biosimilars resulting from the continued uptake of Renflexis mainly in the United States and Aybintio in the EU.
The total impact of loss of exclusivity ("LOE") is approximately $130 million during the second quarter of 2021 compared to the second quarter of 2020 and approximately $210 million for the first six months of 2021 compared to the same period in 2020. Additionally, the VBP in China continues to unfavorably affect a number of our products with an impact to sales of approximately $40 million for the second quarter of 2021 compared to the second quarter of 2020 and approximately $90 million for the first six months of 2021 compared to the same period in 2020. The COVID-19 pandemic continued to negatively affect sales in the second quarter of 2021 across several markets. For the first six months of 2021, the sales decline was partially offset by the COVID-19 recoveries as well as by higher sales in women's products and biosimilar products.

Organon’s operations include a portfolio of products. Highlights of the sales of Organon’s products for the three months and six months ended June 30, 2021 and 2020 are provided below. See Note 16 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Nexplanon/Implanon NXT	$184	$132	40%	39%	$368	$326	13%	12%
NuvaRing	53	63	(16)%	(19)%	98	126	(22)%	(24)%
Follistim AQ	65	44	48%	40%	117	85	37%	31%
Ganirelix Acetate Injection	31	14	117%	102%	60	30	101%	89%
Contraception
Worldwide sales of Nexplanon/Implanon NXT, a single-rod subdermal contraceptive implant, increased 40% and 13% in the second quarter and first six months of 2021, respectively, primarily reflecting recovery from the COVID-19 pandemic in the United States, Europe and Canada, favorable impact from pricing, and phasing of tenders in Latin America during the second quarter of 2021.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 16% and 22% in the second quarter and first six months of 2021 primarily due to ongoing generic competition in the United States and the EU. We expect a continued decline in NuvaRing sales as a result of generic competition. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. Revenues from this arrangement were $19 million and $49 million for the second quarter of 2021 and 2020, respectively, and $51 million and $67 million for the first six months of 2021 and 2020, respectively. Revenues for the second quarter of 2021 and the first six months of 2021 primarily reflect our share of the profits. Revenues for the second quarter and the first six months of 2020 reflect supply sales of the generic product to the manufacturer. The decline in revenue for the second quarter and first six months of 2021 is due to the entry of a new market participant. Given the nature of this arrangement, we expect revenue under this arrangement to continue to decline significantly for the second half of 2021.
Fertility
Worldwide sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, increased 48% and 37% in the second quarter and the first six months of 2021, respectively, primarily due to volume growth in the United States as well as recovery from the COVID-19 pandemic in the United States Europe, Canada and China, partially offset by overall unfavorable discount rates in the U.S. for the six months ended June 30, 2021.

Worldwide sales of Ganirelix Acetate Injection (marketed in certain countries outside the United States as Orgalutran), a fertility treatment, increased 117% in the second quarter of 2021, primarily due to the recovery from the COVID-19 pandemic in Europe, Canada and China. For the first six months of 2021, sales increased 101% primarily due to increased demand in the United States as well as recovery from the COVID-19 pandemic in the United States, Europe, Canada and China.

Biosimilars

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Renflexis	$43	$30	41%	38%	$81	$59	38%	36%
Ontruzant	22	19	20%	13%	45	40	11%	3%
Brenzys	11	11	(2)%	(16)%	21	29	(27)%	(35)%

The following biosimilar products are part of a development and commercialization agreement between Organon and Samsung Bioepis entered into in 2013. See Note 3 to the Condensed Consolidated Financial Statements. Our commercialization territories under the agreement vary by product as noted below.
Renflexis is a biosimilar to Remicade (infliximab) for the treatment of certain inflammatory diseases. Sales growth in the second quarter and first six months of 2021 was driven primarily by continued demand growth in the United States since launch in 2017, partially offset by higher discount rates. We have commercialization rights to Renflexis in countries outside the EU, Korea, China, Turkey and Russia.
Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. For the second quarter and first six months of 2021, sales reflect uptake since the July 2020 launch in the United States, partially offset by a decrease in the EU reflecting increasing competitive pressures and price erosion. We have commercialization rights to Ontruzant in countries outside of Korea and China.
Brenzys (etanercept) is a biosimilar to Enbrel (etanercept) for the treatment of certain inflammatory diseases. Sales in the second quarter and first six months of 2021 decreased 2% and 27%, respectively, primarily due to timing of shipments to Brazil related to government orders. We have commercialization rights to Brenzys in countries outside of the United States, the E.U., Korea, China and Japan.
Recent Launches
Aybintio is a biosimilar to Avastin (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. We recorded sales of $8 million and $16 million during the second quarter and first six months of 2021, respectively, with no comparable sales during the second quarter and first six months of 2020 due to the approval of Aybintio in the EU in August 2020 and its launch in September 2020. We currently have no plan for the timing of any launch of Aybintio in the United States nor do we know when such timing would be determined. We have commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain.
Hadlima (adalimumab-bwwd) is a biosimilar to Humira (adalimumab) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima in the United States in June 2023 and outside of the United States starting in 2021. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. Following these launches, we recorded modest sales during the second quarter and first six months of 2021.
Established Brands
Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Zetia/Vytorin	$144	$176	(18)%	(24)%	$276	$374	(26)%	(31)%
Atozet	121	115	5%	(3)%	233	238	(2)%	(9)%
Rosuzet	18	31	(42)%	(43)%	33	63	(47)%	(49)%
Cozaar/Hyzaar	86	98	(12)%	(17)%	177	200	(12)%	(17)%
Zocor	16	16	4%	(2)%	31	39	(21)%	(26)%
Combined global sales of Zetia (marketed in most countries outside of the United States as Ezetrol) and Vytorin (marketed outside of the United States as Inegy), medicines for lowering LDL cholesterol, declined 18% during the second quarter of 2021 primarily driven by lower sales of Ezetrol in Japan. Sales decreased 26% in the first six months of 2021 primarily driven by lower sales of Ezetrol in Japan, lower demand in the United States due to generic competition, as well as lower sales of Ezetrol and Inegy in the EU. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in June 2020. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, we are experiencing sales declines in these markets as a result of generic competition and expects the declines to continue. Higher demand for Ezetrol in China during the second quarter of 2021 partially offset the sales decline.
Sales of Atozet (ezetimibe and atorvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, increased 5% in the second quarter of 2021 primarily due to volume growth in France and a slight increase in sales in various markets, partially offset by lower demand in Germany due to competition. Sales of Atozet declined 2% in the first six months of 2021 due to lower demand in the EU, primarily in Germany and Spain due to competition, coupled with unfavorable pricing, partially offset by a volume increase in France and higher demand in the Asia Pacific region.
Sales of Rosuzet (ezetimibe and rosuvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 42% and 47% in the second quarter and first six months of 2021, respectively, due to the expiration of a distribution agreement in Korea in December 2020. We expect sales to continue to decline for the second half of 2021.
Combined global sales of Cozaar (losartan potassium), and Hyzaar (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent), a medicine for the treatment of hypertension, declined 12% in both the second quarter and first six months of 2021. The decrease in the second quarter is primarily due to a shift in product and channel mix and lower demand in China as well as lower demand as a result of growing generic competition in Japan. The sales decrease in the first six months of 2021 reflects lower demand in the United States, lower demand due to generic competition in Japan and the Asia Pacific region, the effect of the shift in product mix and lower demand in China, and lower sales in Canada as sales in the second quarter of 2020 was higher due to competitor supply shortages.
Worldwide sales of Zocor (simvastatin), a statin for modifying cholesterol, remained relatively flat in the second quarter of 2021. Sales of Zocor decreased 21% in the first six months of 2021, primarily due to lower volumes in China due to the VBP impact.
Respiratory

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Singulair	$92	$100	(8)%	(12)%	$199	$255	(22)%	(26)%
Nasonex	52	49	6%	(1)%	95	120	(21)%	(24)%
Dulera	52	39	34%	31%	91	122	(26)%	(27)%
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 8% in the second quarter of 2021 primarily due to the lower performance in Japan attributable to generic competition as well as timing of shipments in Japan in the second quarter of 2020, VBP impact in China partially offset by the recovery from the COVID-19 pandemic. Singulair sales in the first six months of 2021 decreased 22% primarily attributable to the impact of VBP in China, lower volume in Japan due to generic competition as well as the timing of shipments, and ongoing impact of the COVID-19 pandemic in the Asia Pacific region. Sales for the first six months of 2021 also reflect lower demand in Europe and Canada in the beginning of 2021 due to the COVID-19 pandemic. The sales decline was partially offset by the recovery from the COVID-19 pandemic in China.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 6% in the second quarter of 2021 primarily due to higher demand in China and favorable performance in Russia, partially offset by lower sales in the United States due to the impact of COVID-19 pandemic and generic competition in Japan. Global sales of Nasonex decreased 21% in the first six months of 2021 primarily driven by lower demand impacted by the COVID-19 pandemic across several markets in the United States, Europe, and Latin America, and generic competition in Japan, partially offset by higher demand in China.
Global sales of Dulera, a combination medicine for the treatment of asthma, increased 34% in the second quarter of 2021 primarily due to favorable discount rates in the United States. For the first six months of 2021, global sales of Dulera decreased 26% largely due to significant buy-in in the six months of 2020 related to the COVID-19 pandemic, partially offset by the favorable discount rates in the United States in the second quarter of 2021.
Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Arcoxia	$62	$65	(4)%	(9)%	$119	$135	(12)%	(16)%
Sales of Arcoxia (etoricoxib), for the treatment of arthritis and pain, were slightly lower in the second quarter of 2021 primarily due to the impact of VBP in China. Sales of Arcoxia for the first six months of 2021 decreased 12% primarily due to the impact of VBP in China and lower demand in the Asia Pacific region attributable to the COVID-19 pandemic. The sales decline was also attributable to lower demand in certain markets in the Middle East and Russia that occurred during the first quarter of 2021.
Other

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Proscar	$32	$51	(38)%	(43)%	$64	$94	(32)%	(37)%
Worldwide sales of Proscar, for the treatment of symptomatic benign prostate enlargement, declined 38% and 32% in the second quarter and first six months of 2021 primarily due to lower performance reflecting the impact of VBP in China.

Costs, Expenses and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2021	2020		2021	2020
Cost of sales	$583	$460	27%	$1,174	$998	18%
Selling, general and administrative	416	284	46%	798	601	33%
Research and development	76	51	49%	143	96	49%
Restructuring costs	1	19	*	2	31	*
Other (income) expense, net	82	10	*	80	34	*
	$1,158	$824	41%	$2,197	$1,760	25%
* Calculation not meaningful.
Cost of Sales
Cost of sales increased 27% in the second quarter of 2021 compared to the second quarter of 2020. The increase in cost of sales for the second quarter is primarily due to increases in manufacturing costs and certain costs related to tolling arrangements with Merck which were not in place in the second quarter of 2020. For the first six months of 2021, cost of sales increased 18% compared to the first six months of 2020. The increase during the period reflects increases in manufacturing costs absorbed by Organon, increase in stand up costs, and cost related to tolling arrangements with Merck, which were not in place during the comparable prior year period. The increase also reflects increases in direct corporate Organon costs.
Gross margin was 63% in the second quarter of 2021 compared with 70% in the second quarter of 2020. Gross margin was 62% in the first six months of 2021 compared with 70% in the first six months of 2020. The gross margin declines reflect an increase in stand up costs, as well as certain costs related to tolling arrangements with Merck, which have lower gross margin percentages compared to product sales.
Selling, General and Administrative
Selling, general and administrative expenses increased 46% and 33% in the second quarter of 2021 and the first six months of 2021, respectively, due to costs incurred to establish Organon as a standalone entity, higher employee related costs, and higher selling and promotional costs.
Research and Development
Research and development expenses increased 49% in the second quarter of 2021 and 49% for the first six months of 2021 primarily reflecting higher employee related costs incurred to establish Organon as a standalone entity.
Restructuring Costs
Certain of our operations have been affected by restructuring plans initiated by Merck. The decline in restructuring costs is due to lower allocated costs from Merck during the second quarter and the first six months of 2021 compared to the comparable periods of 2020. See Note 5 to our Condensed Consolidated Financial Statements.
Other (Income) Expense, Net
The increase in other (income) expense, net during the second quarter of 2021 and the first six months of 2021 is primarily attributable to $62 million of interest expense related to the issuance of debt instruments during the second quarter of 2021.
Taxes on Income
The effective income tax rates were 1.4% and 16.5% for the second quarter of 2021 and 2020, respectively, and reflect the beneficial impact of foreign earnings and the $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis associated with Organon's Separation from Merck. The effective income tax rates for the first six months of 2021 and 2020, were 8.6% and 14.6%, respectively. The decrease in effective interest rates for the six months ended June 30, 2021 reflect the beneficial impact of foreign earnings, the $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis as well as the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of the examination conclusion, we reflected an allocation from Merck of $18 million in the Condensed Consolidated Financial Statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore for the six months ended June 30, 2021, we included a $29 million net tax benefit. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.

Income/Loss from Discontinued Operations
The historical results of certain Merck non-U.S. legal entities that were contributed to Organon in connection with the Separation included operations related to other Merck products that were retained by Merck. Substantially all of the Merck Retained Products business of the Transferred Entities were contributed by Organon to Merck and its affiliates. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.
Loss from discontinued operations, net of taxes, was $4 million for the three months ended June 30, 2021 and $44 million for the three months ended June 30, 2020. There was no income or loss from discontinued operations, net of taxes for the first six months of 2021compared to a loss from discontinued operations of $75 million in the first six months of 2020.
Net Income
Net income was $427 million and $542 million in the second quarter of 2021 and 2020, respectively. Net income was $826 million and $1.2 billion for the first six months of 2021 and 2020. The decrease in net income for both periods reflects an increase in costs and expenses incurred to establish Organon as a standalone entity, partially offset by higher sales due to higher demand for certain of our products across several markets in the second quarter of 2021. Partial recovery for certain products from the COVID-19 pandemic also offset the increase in costs during the second quarter of 2021.
Analysis of Liquidity and Capital Resources
Liquidity and Capital Resources
Up to the date of Separation on June 2, 2021, Organon participated in Merck’s centralized treasury model, which included its cash pooling and other intercompany financing arrangements. We have historically generated, and expect to continue to generate, positive cash flow from operations.
In April 2021, in connection with the Separation, Organon Finance 1, previously a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031. The notes were assumed by Organon and the Dutch Co-Issuer. In addition, on June 2, 2021, we entered into a credit agreement providing for a $3.0 billion U.S. dollar-denominated senior secured term loan due 2028 and a euro denominated senior secured term loan in the amount of €750 million due 2028. We also entered into a secured, unsubordinated five-year revolving credit facility that provides for the availability of $1.0 billion of borrowings. As of June 30, 2021 there are no borrowings outstanding under our Revolving Credit Facility. We distributed $9.0 billion of the $9.5 billion proceeds to Merck in accordance with the terms of the Separation.
After the distribution to Merck of $9.0 billion net debt proceeds and settlement of certain balances with Merck and its affiliates, we began operations as an independent company with approximately $900 million of cash and cash equivalents, which reflects approximately $400 million from Merck which will be used for the purchase of inventory from Merck upon exit of certain IOMs. At June 30, 2021, we had cash and cash equivalents of $730 million. Following the Separation, we expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available capacity under our Revolving Credit Facility and access to capital markets.
Working capital of continuing operations was $936 million at June 30, 2021 and $348 million in December 31, 2020. The overall increase in working capital of continuing operations was primarily driven by cash funding by Merck in connection with the Separation, offset by an increase in current liabilities with Merck primarily for inventory purchases, as well as increases in employee benefits and payroll.
Cash provided by operating activities was $1.7 billion in the first six months of 2021 compared to $1.5 billion in the first six months of 2020. Cash provided by operating activities was favorably impacted by an increase in accounts payable, including amounts due to Merck, partially offset by a decline in net income.
Cash used in investing activities was $287 million in the first six months of 2021 and $86 million in the first six months of 2020, primarily reflecting the asset acquisition of Alydia Health.
Cash used in financing activities was $772 million in the first six months of 2021 and $1.4 billion in the first six months of 2020. The change in cash used in financing activities reflects the proceeds from the issuance of long term debt, the payment of related debt issuance costs and the settlement of the transactions with Merck in connection with the Separation (see Note 17 to our Condensed Consolidated Financial Statements).
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
In August 2021, the Board of Directors declared a quarterly dividend of $0.28 per share on Organon’s stock that is payable on September 13, 2021 to stockholders of record at the close of business on August 23, 2021.
We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.
Critical Accounting Estimates
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the Condensed Consolidated Financial Statements for the year ended December 31, 2020 included in our Form 10, as amended, filed on April 29, 2021. See Note 2 to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2021. Other than as discussed below related to our accounting policy on stock-based compensation, there have been no changes to our accounting policies as of June 30, 2021. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Form 10.
In connection with the Separation, and in accordance with the Employee Matters Agreement, ("EMA"), Organon's employees with outstanding former Merck stock-based awards received replacement stock-based awards under the 2021 Incentive Stock Plan. The plan provides for the grant of various types of awards including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and cash awards.
We expense all stock-based payment awards to employees, including grants of stock options, over the requisite service period based on the grant date fair value of the awards. We determine the fair value of certain stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. Refer to Note 11 for further details.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We had historically managed our foreign currency risk through Merck foreign currency programs. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. In June 2021, we established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. As of June 30, 2021, €1.75 billion of our euro-denominated debt, was designated as a hedge of the net investment of euro-denominated subsidiaries. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.
Interest Rate Risk
Our long-term debt portfolio primarily consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.
There have been no changes to Organon’s market risk during the quarter ended June 30, 2021. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments Market Disclosures" in the Form 10.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending June 30, 2021. Based upon that evaluation, our CEO and our CFO concluded that, as of the period ending June 30, 2021, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the Separation, Organon relied on certain material processes and internal controls over financial reporting performed by Merck.
No changes in our internal controls over financial reporting during the quarter ended June 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 10 included in Part I, Item. 1.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, in our Form 10.
We may be unable to market our medical devices if we do not obtain and maintain required regulatory marketing authorizations.
We currently market one product in the United States regulated as a medical device, the Jada® System, and may market additional devices in the future. As a result of the expansion of our portfolio into the medical device category, we are required to comply with the laws and regulations that govern medical devices. Our activities, including the manufacturing and marketing of our devices, are subject to extensive regulation by numerous federal and state governmental authorities in the United States, including the Food and Drug Administration (“FDA”). FDA’s laws and regulations that govern medical devices include requirements for the design, development, testing, manufacturing, labeling, clinical trials, and pre-market clearance and approval, among other requirements. In the future, we also plan to sell our medical devices in additional major international markets and will be subject to the regulatory requirements imposed in those jurisdictions. For example, in order to sell medical devices in EU member countries, we will need to comply with the Medical Device Regulation (MDR). Foreign sales outside of the EU (including in the UK) are subject to the foreign government regulations of the relevant jurisdiction, and we will need to obtain marketing authorization by the appropriate regulatory authorities before we can commence clinical trials or marketing activities in those countries.
We cannot market devices or make certain changes to existing devices unless and until we have obtained all required regulatory marketing authorizations in each relevant jurisdiction. Our applications or submissions for marketing authorization may be rejected or otherwise delayed by the FDA or other foreign regulatory authorities. Once obtained, we must maintain the marketing authorization as long as we plan to market devices in each jurisdiction where approval or clearance is required. The FDA or other regulators may change their policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future medical devices or impact our ability to modify our currently marketed device on a timely basis. Our failure to obtain marketing authorization, significant delays in the marketing authorization process or our failure to maintain marketing authorization in any jurisdiction will prevent us from selling the products in that jurisdiction. We would not be able to realize revenues for our products in any jurisdiction where we do not have marketing authorization.

Developments following marketing authorization of our devices may adversely affect sales of our devices.
FDA’s laws and regulations and similar laws in the EU and other foreign jurisdictions impose ongoing regulatory requirements even after a device has obtained marketing authorization, including compliance with requirements related to manufacturing and quality systems, establishment registration and device listing, medical device reporting, reporting of corrections and removals, recordkeeping, and device promotion and advertising. Failure to comply with any of these requirements could subject us to a variety of formal or informal enforcement actions by the FDA or other regulators, result in a mandatory recall or voluntary recall or market withdrawal of our devices, require us to cease manufacturing and distribution of the devices, trigger product liability or other litigation, or otherwise impact our ability to realize revenues for our devices.
Likewise, if previously unknown adverse events, malfunctions, or other quality or safety concerns are discovered for our devices, or if there is an increase in negative publicity regarding a known risk of our devices, it could significantly reduce demand for the device or require us to take actions that could negatively affect sales, including initiating corrections of marketed devices or removing the devices from the market, restricting our distribution, or applying for marketing authorization for modifications or labeling changes to our devices. FDA could also require us to conduct postmarketing studies of our devices. Further, we are at risk for product liability and consumer protection claims and civil and criminal governmental actions related to our devices, research and marketing activities.

We have incurred substantial indebtedness, which could adversely affect our financial condition and results of operations.
At June 30, 2021, we had outstanding indebtedness of approximately $9.5 billion, as described more fully in the notes to our financial statements. In addition, we may incur additional debt from time to time to finance acquisitions or for other purposes, subject to the restrictions contained in the documents that govern our indebtedness. Current or future levels of indebtedness may increase the possibility that we will be unable to generate cash sufficient to pay amounts due in respect of such indebtedness.
Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products, if our customers or suppliers are unable to pay amounts due to us or there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our ability to obtain and maintain our credit ratings.

We are subject to a number of restrictive covenants under our indebtedness, including customary operating restrictions and financial covenants, which could restrict our ability to pay dividends or adversely affect our financing options and liquidity position.
Our current indebtedness contains, and any future indebtedness may contain, customary operating restrictions and financial covenants. This indebtedness may adversely affect our ability to operate or grow our business or could have other material adverse consequences, including by:

•limiting our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;
•limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•restricting our operations or development plans;
•requiring us to dedicate a significant portion of our cash flows from operations to paying amounts due under our indebtedness, thereby reducing funds available for other corporate purposes;
•impeding our ability to pay dividends;
•making us more vulnerable to economic downturns; or
•limiting our ability to withstand competitive pressures.
Any of these restrictions on our ability to operate our business in our discretion could adversely affect our business by, among other things, limiting our ability to adapt to changing economic, financial or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, or complete acquisitions for cash or debt. In addition, events beyond our control, including prevailing economic, financial, and industry conditions, could affect our ability to satisfy these financial maintenance covenants, and we cannot assure you that we will satisfy them.
Any failure to comply with the restrictions of our current indebtedness, or any future financing agreements, including as a result of events beyond our control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders and other debt holders the right to terminate any commitments they may have made to provide us with further funds and to require us to repay all amounts then outstanding.

Challenges in the commercial and credit environment may adversely affect our future access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our ability to obtain and maintain our credit ratings.
We may experience difficulties and delays in manufacturing certain of our products.
We or our suppliers and other manufacturing partners may experience difficulties and delays inherent in manufacturing our products, such as: failure to comply with applicable regulations and quality assurance guidelines; delays related to the construction of new facilities or the expansion of existing facilities; delays related to the supply of key ingredients or other components of our products; and other manufacturing or distribution problems, including, but not limited to, changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could impact supply. In addition, we could experience difficulties or delays in manufacturing our products caused by natural disasters, such as hurricanes, and public health crises and epidemics/pandemics. Manufacturing difficulties, delays or shutdowns can result in product shortages, leading to lost sales, a significant short- or long-term financial impact, government agency actions, and reputational harm to us, which are difficult to predict.

We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or we may experience other supply difficulties that could adversely affect both our ability to deliver our products and our results of operations and financial condition.

We acquire our components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor to achieve, either alone or working closely with our suppliers, continuity of our inputs and supplies but we cannot guarantee these efforts will always be successful. For instance, Follistim and Atozet have been challenged by intermittent supply disruptions. Further, while efforts are made to diversify certain of our sources of components and materials, in certain instances there is only a sole source or it would require months or years to establish an alternative supplier. For many of our components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any related supply disruption, we cannot assure you that such measures will always be sufficient or effective. Further, if we do seek recovery or damages from such supplier for any supply shortages or disruptions, such recovery or damages may be limited and not include indirect or consequential losses or any loss of revenue or lost profits. Our ability to achieve continuity of our supply may also be affected by public health crises and epidemics/pandemics. A reduction or interruption in supply and an inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to sell our products.

Reliance on third-party relationships and outsourcing arrangements could materially adversely affect our business.

We depend on third parties, including other suppliers, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for key aspects of our business including development, manufacture and commercialization of our products (including supplying our products or key ingredients of our products) and support for our IT systems. In addition, in connection with the interim operating arrangements we intend to put in place following the Separation, we may enter into agreements with third-parties in certain jurisdictions, including China, to continue our business operations in compliance with local regulatory requirements. Failure of these third parties to meet their contractual, regulatory and other obligations to us or the development of factors that materially disrupt the relationships between us and these third parties could adversely affect our business.

Items 6. Exhibits

Number		Description

2.1
Separation and Distribution Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021

3.1	—	Amended and Restated Certificate of Incorporation of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
3.2	—	Amended and Restated Bylaws of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
†10.1	—
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

†10.3	—
Transition Services Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)

†10.4	—
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

+10.15	—	Form of indemnification agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.16	—	Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.17	—	Organon & Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.18	—	Organon & Co. Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.19	—	Organon & Co. Executive Severance Program (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement
	*	Filed herewith
	**	Furnished herewith
	†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: August 16, 2021	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: August 16, 2021	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer