Form 10-Q
period 2021-09-30
Organon & Co.
filed 2021-11-12
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on November 9, 2021: 253,550,029

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statement of Income
(Unaudited, $ in millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$1,600	$1,613	$4,701	$4,919
Costs, Expenses and Other
Cost of sales	609	535	1,783	1,533
Selling, general and administrative	388	321	1,186	922
Research and development	111	54	254	150
Restructuring costs	1	12	3	43
Other (income) expense, net	102	10	182	44
	1,211	932	3,408	2,692
Income From Continuing Operations Before Income Taxes	389	681	1,293	2,227
Taxes on Income	66	121	144	347
Net Income From Continuing Operations	323	560	1,149	1,880
Loss From Discontinued Operations - Net of Tax	—	(13)	—	(88)
Net Income	$323	$547	$1,149	$1,792

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Basic:
Continuing operations	$1.27	$2.21	$4.53	$7.42
Discontinued operations	—	(0.05)	—	(0.35)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.27	$2.16	$4.53	$7.07

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Diluted:
Continuing operations	$1.27	$2.21	$4.52	$7.42
Discontinued operations	—	(0.05)	—	(0.35)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.27	$2.16	$4.52	$7.07

Weighted Average Shares Outstanding:
Basic	253,534,000	253,516,000	253,530,000	253,516,000
Diluted	254,172,000	253,516,000	254,011,000	253,516,000

Organon & Co.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$323	$547	$1,149	$1,792
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net (loss) gain and prior service credit, net of amortization	(3)	4	(11)	15
Cumulative translation adjustment	(23)	40	129	(93)
	(26)	44	118	(78)
Comprehensive Income	$297	$591	$1,267	$1,714
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheet
(Unaudited, $ in millions, except share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$1,008	$12
Accounts receivable (net of allowance for doubtful accounts of $8 in 2021 and $18 in 2020)	1,498	1,038
Inventories (excludes inventories of $60 in 2021 and $127 in 2020 classified in Other Assets)	918	913
Other current assets	905	930
Current assets of discontinued operations	—	674
Total current assets	4,329	3,567
Property, plant and equipment, net	967	984
Goodwill	4,603	4,603
Other intangibles, net	683	503
Other assets	753	361
Noncurrent assets of discontinued operations	—	91
	$11,335	$10,109
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$39	$—
Trade accounts payable	1,673	259
Accrued and other current liabilities	1,082	659
Due to related party	—	1,339
Income taxes payable	335	288
Current liabilities of discontinued operations	—	128
Total current liabilities	3,129	2,673
Long-term debt	9,259	—
Deferred income taxes	59	128
Other noncurrent liabilities	506	1,739
Noncurrent liabilities of discontinued operations	—	83
Commitments and Contingencies
Organon & Co. Equity
Common stock, $0.01 par value Authorized - 500,000,000 Issued and outstanding - 253,545,051	3	—
Additional paid-in capital	—	—
Accumulated deficit	(1,128)	—
Net investment from Merck & Co., Inc.	—	6,108
Accumulated other comprehensive loss	(493)	(622)
Total Equity	(1,618)	5,486
	$11,335	$10,109
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Equity
(Unaudited, in millions, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at July 1, 2020	—	$—	$—	$—	$8,041	$(1,036)	$7,005
Net income attributable to Organon & Co.	—	—	—	—	547	—	547
Other comprehensive income, net of taxes	—	—	—	—	—	44	44
Net transfers to Merck & Co., Inc.	—	—	—	—	(261)	—	(261)
Balance at September 30, 2020	—	$—	$—	$—	$8,327	$(992)	$7,335

Balance at July 1, 2021	253,516,000	$3	$—	$(1,473)	$—	$(464)	$(1,934)
Net income attributable to Organon	—	—	—	323	—	—	323
Other comprehensive income, net of taxes	—	—	—	—	—	(26)	(26)
Cash dividends declared on common stock	—	—	—	(74)	—	—	(74)
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	81	—	(3)	78
Stock-based compensation plans and other	29,051	—	—	15	—	—	15
Balance at September 30, 2021	253,545,051	$3	$—	$(1,128)	$—	$(493)	$(1,618)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2020	—	$—	$—	$—	$7,949	$(914)	$7,035
Net income attributable to Organon & Co.	—	—	—	—	1,792	—	1,792
Other comprehensive loss, net of taxes	—	—	—	—	—	(78)	(78)
Net transfers to Merck & Co., Inc.	—	—	—	—	(1,414)	—	(1,414)
Balance at September 30, 2020	—	$—	$—	$—	$8,327	$(992)	$7,335

Balance at January 1, 2021	—	$—	$—	$—	$6,108	$(622)	$5,486
Net income attributable to Organon	—	—	—	419	730	—	1,149
Other comprehensive income, net of taxes	—	—	—	—	—	118	118
Cash dividends declared on common stock	—	—	—	(74)	—	—	(74)
Stock-based compensation plans and other	29,051	—	—	23	—	—	23
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	81	588	11	680
Net consideration paid to Merck & Co. Inc. in connection with Separation		—	—	—	(9,000)	—	(9,000)
Issuance of common stock in connection with the Separation and reclassification of Net investment from Merck & Co., inc.	253,516,000	3	—	(1,577)	1,574	—	—
Balance at September 30, 2021	253,545,051	$3	$—	$(1,128)	$—	$(493)	$(1,618)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Cash Flows
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$1,149	$1,880
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	64	42
Amortization	69	65
Acquired in-process research & development	25	—
Deferred income taxes	(212)	18
Stock-based compensation	44	32
Unrealized foreign exchange loss	37	—
Other	7	—
Net changes in assets and liabilities
Accounts receivable	(376)	(127)
Inventories	(90)	1
Other current assets	177	120
Trade accounts payable	944	11
Accrued and other current liabilities	386	(69)
Due from/due to related party	(164)	—
Income taxes payable	7	(148)
Other	46	(25)
Net Cash Flows Provided by Operating Activities from Continuing Operations	2,113	1,800
Cash Flows from Investing Activities
Capital expenditures	(133)	(134)
Proceeds from sale of property, plant and equipment	2	3
Acquired in-process research & development	(25)	—
Purchase of intangible asset - Alydia Health, net of cash acquired	(192)	—
Net Cash Flows Used in Investing Activities from Continuing Operations	(348)	(131)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	9,470	—
Repayments of debt	(10)	—
Payment of long-term debt issuance costs	(118)	—
Repayments of short-term borrowings from Merck & Co., Inc., net	(1,512)	—
Net consideration paid to Merck & Co., Inc., in connection with the Separation	(9,000)	—
Net transfers from (to) Merck & Co., Inc.	454	(1,669)
Dividend payments	(74)	—
Net Cash Flows Used in Financing Activities from Continuing Operations	(790)	(1,669)
Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	298	(43)
Net Cash Used in Investing Activities	—	(9)
Net Cash (Used in) Provided by Financing Activities	(356)	171
Net Cash Flows (Used in) Provided by Discontinued Operations	(58)	119
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	21	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	—	(57)
Net Increase in Cash and Cash Equivalents	938	62
Cash and Cash Equivalents, Beginning of Period	12	—
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	58	319
Total Cash and Cash Equivalents, End of Period	1,008	381
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	—	381
Cash and Cash Equivalents, End of Period	$1,008	$—
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
On June 2, 2021, Organon and Merck & Co., Inc. ("Merck") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly traded company (the "Separation").
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
The historical results included certain Merck non-U.S. legal entities that were conveyed to Organon in connection with the Separation (collectively, the "Transferred Entities" and each, a "Transferred Entity") and included operations related to other Merck products that were retained by Merck ("Merck Retained Products"). The Merck Retained Products business of the Transferred Entities was contributed by the Company to Merck and its affiliates and any remaining assets and liabilities were transferred as of June 2, 2021. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in these Condensed Consolidated Financial Statements (see Note 2).
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
Periods Prior to Separation
The assets, liabilities, revenue and expenses of the Company were reflected in the Condensed Consolidated Financial Statements on a historical cost basis, as included in the consolidated financial statements of Merck, using the

Notes to Condensed Combined Financial Statements (unaudited) (continued)
historical accounting policies applied by Merck. The Condensed Consolidated Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
The Condensed Consolidated Financial Statements were prepared following a legal entity approach, which resulted in the inclusion of the following:
•Certain assets and liabilities, results of operations and cash flows attributable to the sales of Organon Products that have been or were contributed to Organon prior to the consummation of the Separation.
•The Transferred Entities, which have historically included the results from the sales of both Organon Products and the Merck Retained Products. Each Transferred Entity’s historical operations, including its results of operations, assets and liabilities, and cash flows have been fully reflected in the Condensed Consolidated Financial Statements.
•In contemplation of the Separation the Merck Retained Products business of the Transferred Entities was distributed to Merck and its affiliates ("MRP Distribution") and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.
The Company’s businesses had historically functioned together with the other businesses controlled by Merck. Accordingly, the Company relied on Merck’s corporate and other support functions for its business. Therefore, for the period prior to the Separation, certain corporate and shared costs were allocated to the Company based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, including:
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
Merck maintains various employee benefit plans in which the Company’s employees participated during periods prior to the Separation, and a portion of the costs associated with these plans was included in the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Balance Sheet at December 31, 2020 only includes assets and liabilities relating to plans for which the entity being transferred is the plan sponsor. Certain pension assets and obligations were transferred by Merck into legal entities established to operate the Organon Products business (the "Organon Entities") that are the plan sponsor and, accordingly, the Condensed Consolidated Balance Sheet at September 30, 2021 includes assets and liabilities of the newly established plans of Organon.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
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
As of Separation Date
Certain assets and liabilities, including accounts receivables, inventories and trade payables included on the Condensed Consolidated Balance Sheet prior to the Separation, have been retained by Merck post-Separation and therefore were adjusted through Net investment from Merck & Co., Inc. in the Company’s Condensed Consolidated Financial Statements. Additionally, certain amounts previously included in Due to related party or Due from related party are reflected in accounts receivable and trade accounts payable as of September 30, 2021. As part of the Separation, Net investment from Merck & Co., Inc. was reclassified to Common Stock and Accumulated Deficit.
In connection with the Separation, additional pension assets and obligations were transferred to Organon, and the Company recorded these in the Condensed Consolidated Balance Sheet. See Note 12 for details. Additionally, stock-based awards were converted in accordance with the Employee Matters Agreement, ("EMA"). See Note 11 for details.
During the second quarter of 2021, an aggregate of $9.5 billion of debt was issued in connection with the Separation. (see Note 9 for additional details). The Company distributed $9.0 billion of the $9.5 billion proceeds to Merck in accordance with the terms of the Separation.
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
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods. As of June 2, 2021 and in connection with the Separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.
All intercompany transactions and accounts within Organon have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
During the third quarter of 2021, the Company recorded out-of-period adjustments primarily related to the Separation. During the second quarter of 2021 and the six months ended June 30, 2021, Net Income From Continuing Operations was understated by approximately $17 million and Other Comprehensive Income, net of taxes was overstated by approximately $13 million, with these adjustments resulting in an understatement of Comprehensive Income of approximately $4 million. As of June 30, 2021, net assets and liabilities were understated by approximately $86 million and Accumulated Deficit was understated by approximately $81 million. These amounts were corrected in the third quarter of 2021 and do not have an impact on the operating results for the nine months ended September 30, 2021. The Company concluded that these

Notes to Condensed Combined Financial Statements (unaudited) (continued)
adjustments were not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.
Use of Estimates
The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported. Accordingly, actual results could differ materially from management's estimates and assumptions.
The COVID-19 pandemic continued to negatively affect the Company's results during the third quarter of 2021, despite the Company experiencing recoveries during the second and third quarters of 2021 as compared to the comparable periods in 2020. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic at September 30, 2021 and through the date of this report.
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
Recently Issued Accounting Standards Not Yet Adopted
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
In October 2021, the FASB issued guidance to improve the accounting for contract assets and contract liabilities from acquired revenue contracts with customers in a business combination. The guidance addresses diversity in practice and inconsistency related to the recognition of an acquired contract liability, payment terms and their effect on subsequent revenue recognized by an acquirer. The guidance is effective for the Company on January 1, 2023 and its amendments applied prospectively to business combinations occurring on or after the effective date of the guidance. Early adoption is permitted, including adoption in an interim period and subject to different transition requirements. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. At September 30, 2021, potential future regulatory milestone payments of $25 million remain under the agreement.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Sales	$139	$99	$305	$227
Cost of sales	83	65	183	144
Selling, general and administrative	19	25	50	62

($ in millions)	September 30, 2021	December 31, 2020
Receivables from Samsung included in Other current assets	$12	$52
Payables to Samsung included in Trade accounts payable	36	13
4.    Acquisitions and Licensing Arrangements
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon licensed the global development, manufacturing and commercial rights to ebopiprant (OBE022). Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon gained exclusive worldwide rights to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million in sales-based payments that will be paid by Organon upon achievement. Upon execution of the agreement, Organon made a $25 million upfront payment to ObsEva, which was recorded as Research and development expense during the third quarter of 2021.
In June 2021, Organon acquired Alydia Health ("Alydia"), a commercial-stage medical device company. Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. Organon’s acquisition of Alydia expanded its portfolio into the medical device category and underscores its commitment to identify options for women’s unmet medical needs. Total consideration included a $219 million upfront payment plus a $25 million contingent sales-based milestone payment. Of the $219 million upfront payment, $50 million was paid in April 2021 and the remaining $169 million was paid by Organon upon the close of the acquisition, on June 16, 2021. The $25 million sales-based contingent milestone payment will be paid by Organon upon achievement and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for in the second quarter of 2021 as an asset acquisition, as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada System device, which was recorded to Other Intangibles. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, the Company also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expenses of $23 million, which were recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19 million were related to accelerated vesting of Alydia stock-based compensation awards.
5.    Restructuring
Currently, Organon does not have an established restructuring program. Restructuring costs for the three and nine months ended September 30, 2020 were $12 million and $43 million, respectively, and reflect only charges allocated to Organon. The restructuring costs for the three months ended September 30, 2020 were comprised of $4 million of separation costs and $8 million related to other restructuring activities. The restructuring costs for the nine months ended September 30, 2020 were comprised of $18 million of separation costs and $25 million related to other restructuring activities.
Liabilities for costs associated with restructuring activities related to the Organon Entities and the Transferred Entities included primarily in Accrued and other current liabilities were $7 million and $17 million at September 30, 2021 and December 31, 2020, respectively.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
caused by volatility in exchange rates. Accordingly, the Condensed Consolidated Statement of Income includes the impact of Merck’s derivative financial instruments prior to the Separation that is deemed to be associated with the Company’s operations and has been allocated to the Company utilizing a proportional allocation method:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Allocated net (gains) loss in Sales	$—	$6	$(56)	$(12)
Net (gains) loss in Other (income) expense, net(1)	(3)	82	29	97
Foreign exchange (gains) loss in Other (income) expense, net(1)	4	(64)	(23)	(45)
(1)Includes net gains and losses and foreign exchange gains and losses allocated for the period prior to the Separation, as well as actual net gains and losses and foreign exchange gains and losses post-Separation.
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
Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. As of September 30, 2021, the fair value of these contracts was recorded as an asset of $7 million and a liability of $16 million. The notional amount of forward contracts was $1.7 billion as of September 30, 2021. There were no spot trades as of September 30, 2021. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows.
Foreign exchange risk is also managed through the use of economic hedges on foreign currency debt (see Note 9). In June 2021, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and of the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries. As a result, $38 million and $94 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustments in Other Comprehensive Income for the three and nine months ended September 30, 2021, respectively.
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
Merck had established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. In connection with the Separation, Merck conveyed these agreements to Organon. Under these agreements, Organon factored $31 million and Merck factored $227 million of accounts receivable related to the Company in the third

Notes to Condensed Combined Financial Statements (unaudited) (continued)
quarter of 2021 and the fourth quarter of 2020, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows.
7.    Inventories
Inventories consisted of:

($ in millions)	September 30, 2021	December 31, 2020
Finished goods	$359	$351
Raw materials	78	35
Work in process	509	595
Supplies	38	60
Total (approximates current cost)	$984	$1,041
Decrease to LIFO costs	(6)	(1)
	$978	$1,040
Recognized as:
Inventories	$918	$913
Other assets	60	127
Inventories valued under the LIFO method comprised $81 million and $48 million at September 30, 2021 and December 31, 2020, respectively. Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has a long-term vendor supply contract conveyed as part of the Separation that includes certain annual minimum purchase commitments. During the third quarter of 2021, the Company recorded $24 million within Other noncurrent liabilities due to estimated unavoidable losses associated with the supply contract. The charge was recognized as a component of Cost of Sales during the third quarter of 2021 and the nine months ended September 30, 2021.
8.    Property, Plant and Equipment

($ in millions)	September 30, 2021	December 31, 2020
Land	$14	$14
Building	600	647
Machinery, equipment and office furnishings	913	787
Construction in progress	317	356
Less: accumulated depreciation	(877)	(820)
Property, Plant and Equipment, net	$967	$984

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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
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
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the Revolving Credit Facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. There were no outstanding balances under the Revolving Credit Facility as of September 30, 2021.
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
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis beginning September 30, 2021. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2021, the Company is in compliance with all financial covenants and no default or event of default has occurred.
The following is a summary of Organon's total debt as described above:

($ in millions)	September 30, 2021
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,993
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	874
4.125% secured notes due 2028	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,461
5.125% notes due 2031	2,000
Other (discounts and debt issuance costs)	(130)
Total principal long-term debt	$9,298
Less: Current portion of long-term debt	39
Total Long-term debt, net of current portion	$9,259
During the second quarter of 2021, the Company recorded approximately $118 million of debt issuance costs related to the long-term debt and $19 million of discounts on the term loans. Debt issuance costs and discounts are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term on the related debt using the effective interest method. The unamortized debt issuance costs related to the long-term debt and discounts on the term loans at September 30, 2021 are approximately $130 million.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
The estimated fair value of long-term debt (including current portion) at September 30, 2021, was $9.6 billion compared with a carrying value (which includes a reduction for amortized debt issuance costs) of $9.3 billion. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
The Company made interest payments of $34 million related to its debt instruments during the quarter ended September 30, 2021. The average maturity of the Company's long-term debt at September 30, 2021 is approximately 7.3 years and the weighted-average interest rate on total borrowings for the three months ended September 30, 2021 is 3.9%.
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2021	$10
2022	39
2023	39
2024	39
2025	39
Thereafter	9,262
Leases
The Company has operating leases primarily for real estate. The Company determines if an arrangement is a lease at inception. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicit or implicit identified asset in the contract and if the Company controls the use of that asset. Embedded leases are immaterial. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Real estate leases for facilities have a weighted average remaining lease term of 6.1 years and include two leases with an option to extend for 5 years and 1 year, respectively. The Company has made an accounting policy election not to record short-term leases (leases with an initial term of 12 months or less) on the balance sheet. Lease expense associated with short term leases was not material for all periods presented.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. On a quarterly basis, an updated incremental borrowing rate is determined based on the weighted average remaining lease term of each asset class and the Company's pretax cost of debt for that same term. The updated rates for each asset class are applied prospectively to new leases. The Company does not separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs) in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right-of-use asset and related lease liability (if the non-lease components are fixed). Allocated and actual operating lease cost was $19 million and $10 million for the three months ended September 30, 2021 and 2020, respectively, and $56 million and $32 million for the nine months of September 30, 2021 and 2020, respectively.
None of the Company’s lease agreements contain variable lease payments. Sublease income is immaterial and there are no sale-leaseback transactions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Cash paid for amounts included in the measurement of operating lease liabilities was $27 million for the nine months ended September 30, 2021. Operating lease assets obtained in exchange for new operating lease liabilities were $288 million, and primarily consists of real estate operating leases entered into in connection with establishing Organon as a standalone Company.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	September 30, 2021	December 31, 2020
Assets
Other Assets	$288	$31
Liabilities
Accrued and other current liabilities	67	8
Other Noncurrent Liabilities	221	23
	$288	$31
Weighted-average remaining lease term (years)	5.3	4.0
Weighted-average discount rate	3.2%	1.9%
Maturities of operating lease liabilities as of September 30, 2021 are as follows:

2021 (excluding the first nine months of 2021)	$19
2022	75
2023	70
2024	53
2025	36
Thereafter	61
Total lease payments	$314
Less: Imputed interest	26
$288
At September 30, 2021, the Company had entered into a real estate operating lease that had not yet commenced. The obligation associated with this lease totals $7 million.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Product Liability Litigation
Fosamax
Merck is a defendant in product liability lawsuits in the United States involving Fosamax (alendronate sodium) (the "Fosamax Litigation"). As of September 30, 2021, approximately 3,470 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.
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
Accordingly, as of September 30, 2021, approximately 975 cases were actively pending in the Femur Fracture MDL.
As of September 30, 2021, approximately 2,215 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of September 30, 2021, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are five Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.
Nexplanon/Implanon
Merck is a defendant in lawsuits brought by individuals relating to the use of Implanon and Nexplanon. In the United States, as of September 30, 2021, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio. In addition, there are 56 unfiled cases alleging similar injuries, which have been tolled under a written tolling agreement. As of September 30, 2021, Merck had 21 cases pending outside the United States, of which 17 relate to Implanon and four relate to Nexplanon.
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
At September 30, 2021, only three cases remain pending in the United States, including a case currently pending in the MDL, a matter involving Propecia in state court in Los Angeles, California and a matter involving Proscar in the United States District Court for the Eastern District of California. The Company is also defending 15 product liability cases outside the United States, two of which are class actions and two of which are putative class actions.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2021 and December 31, 2020 of approximately $8 million and $35 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The decrease in the legal defense reserves in the third quarter of 2021, as compared to December 31, 2020, is primarily attributable to reserves related to certain litigation that was retained by Merck under the Separation and Distribution Agreement. Accordingly, and in connection with the Separation adjustments, the reserve was adjusted to Net Investment from Merck & Co.,

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Inc. in the Condensed Consolidated Financial Statements to reflect the Company's best estimate of its legal defense reserves as of September 30, 2021. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
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
Through the date of the Separation, Merck's stock-based compensation expense related to the Company’s employees was determined on a specific identification basis for employees transferred from Merck as well as on a proportional cost allocation method based on revenue. This expense has been recognized in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, Merck’s corporate employee stock-based compensation expense was allocated to the Company on the proportional cost allocation method and recognized in the Condensed Consolidated Statement of Income for those respective periods.
As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, Organon's employees with outstanding former Merck stock-based awards received replacement stock-based awards under the 2021 Incentive Stock Plan at Separation. The ratio used to convert the Merck stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. Due to the conversion, Organon incurred $17 million of incremental stock-based compensation expense. Of this amount, $4 million was related to vested option awards and was recognized during the second quarter of 2021 and the remainder is recognized ratably over the option awards' remaining weighted average vesting period of 2.66 years. Through September 30, 2021, $1.6 million was expensed. At September 30, 2021, the unrecognized portion of the incremental stock-based expense was $11.4 million.
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

The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change.
On August 17, 2021, the Company granted 379,000 stock option awards and 120,000 performance share units under the Plan. The terms of the Company's performance share units allow the recipients of such awards to earn a variable number of shares based on total shareholder return of the Company relative to an index of peer companies ("relative TSR"), specified in the awards. For performance share units with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award at the grant date regardless of the actual number of shares earned.
Stock-based compensation expense incurred by the Company as a stand alone entity is reflected below for the three months ended September 30, 2021. In addition, total direct and allocated stock-based compensation expense for the nine months ended September 30, 2021, the allocated stock-based compensation expense for the three and nine months ended September 30, 2020 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statement of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Stock-based compensation expense	$15	$11	$44	$32
Income tax benefits	3	2	9	7

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Of the total stock-based compensation expense for the three months ended September 30, 2021, $3 million, $10 million and $2 million was recognized in Cost of sales, Selling, general and administrative expense, and Research and development expense, respectively. For the three months ended September 30, 2020, $5 million was recorded in both Cost of sales and Selling, general and administrative and the remainder was recognized in Research and Development.
Of the total stock based compensation expense for nine months ended September 30, 2021, $8 million, $26 million and $10 million was recognized in Cost of sales, Selling, general and administrative expense, and Research and development, respectively. For the nine months ended September 30, 2020, $14 million was recorded in both Cost of Sales and Selling, general and administrative expense and the remainder was recognized in Research and development expense.
As noted above, and in connection with the Separation, Merck's PSUs and RSUs were converted into 3.3 million Organon RSUs at a weighted average grant date fair value of $36.77 and Merck's stock options were converted into 4.1 million Organon stock options at a weighted average grant date fair value of $8.55. Stock options at Separation were valued using a combination of option models. The Company used the Black-Scholes model as the basis for the original fair value of the options, and the Hull-White I Lattice option pricing model calculated the incremental fair value. In applying these models, the Company used both historical data and current market data to estimate the fair value of its options. The Black-Scholes model assumptions include expected dividend yield, risk-free interest rate, volatility, and term of the options. The Hull-White I Lattice model requires several assumptions including expected exercise barrier, dividend yield, risk-free interest rate, remaining vesting life and remaining contractual life. These fair value assumptions were based on the awards and terms previously granted under the Merck incentive compensation plans to Organon employees.
In connection with the stock options grant during the third quarter of 2021, the Company used the Black-Scholes model to determine the fair value of the stock options as of the grant date using the following assumptions:

Three Months Ended September 30, 2021
Expected dividend yield	3.22%
Risk-free interest rate	0.92%
Expected volatility	45.80%
Expected life (years)	5.89
A summary of the transactions under the 2021 Incentive Stock Plan as of September 30, 2021 follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of June 2, 2021	4,097	$34.30	$8.55	3,311	$36.77	—	$—
Granted	379	$35.38	$11.20	56	$35.38	120	$51.63
Vested/Exercised	—	$—	$—	(43)	$38.83	—	$—
Forfeited/Cancelled	(53)	$36.61	$9.11	(42)	$36.59	—	$—
Outstanding as of September 30, 2021	4,423	$34.36	$8.63	3,282	$36.72	120	$51.63
The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at September 30, 2021:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	4,162	$34.39	$5	8.29	1,454	$30.66	$5	5.90
Restricted Share Units	3,016	—	108	2.18	—	—	—	—
Performance Share Units	201	—	8	2.88	—	—	—	—
The amount of unrecognized compensation costs as of September 30, 2021 was $125 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.27 years.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
12.    Pension and Other Postretirement Benefit Plans
Prior to the Separation on June 2, 2021, Organon participated in Merck's U.S. and non-U.S. plans. Merck has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Merck also provides medical benefits, principally to its eligible U.S. retirees and their dependents, through its other postretirement benefit plans. The Company participated in Merck's benefit plans as though it was a participant in a multi-employer plan with the other businesses of Merck. The retirement benefits guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. Accordingly, no assets or liabilities associated with plans where the Company was a participant in a multi-employer plan with the other businesses of Merck, have been reflected in the Company’s Condensed Consolidated Balance Sheet. The Condensed Consolidated Statement of Income includes expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $16 million for the three months ended September 30, 2020, and $29 million and $45 million for the nine months ended September 30, 2021 and 2020, respectively. The Company's participation in the defined pension and postretirement benefit plans sponsored by Merck concluded upon the completion of the Separation on June 2, 2021.
In accordance with the terms of the EMA, prior to the Separation, Merck continued to provide service crediting to employees that transferred to Organon under Merck's U.S. defined benefit pension plan, supplemental executive retirement, and retiree medical plans for purposes of early retirement eligibility and subsidies, as well as for certain service crediting bridges. Although Merck is responsible for providing these benefits, Organon recorded the portion of the aggregate incremental cost of providing early retirement subsidies, service crediting bridges, and retiree healthcare benefits under these programs that is attributable to future service. Accordingly, upon Separation, the Company recorded a "grow-in" provision granted to employees transferred to Organon of $50 million, which represented the future service earned with Organon for these transferred employees for the pension and other postretirement benefits. The "grow-in" provision was recorded as an asset and will be expensed over the estimated average service period of eight years in operating expenses. The unamortized balance of the asset is $48 million as of September 30, 2021, of which $42 million is reflected in Other Assets and $6 million is reflected in Other current assets.
As of June 2, 2021, the Organon Entities and the Transferred Entities became the plan sponsors for certain non-U.S. defined benefit pension plans and these Condensed Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. Organon pension plans are primarily comprised of plans in Switzerland, Belgium, Korea, Germany and Italy. As of September 30, 2021 the Condensed Consolidated Financial Statements include a net liability of $107 million reflecting an unfunded projected benefit obligation. This was comprised of $93 million of assets and $200 million of liabilities of certain Merck non-U.S. defined benefit pension plans attributable to Organon non-U.S. employees that were transferred to these non-U.S. Organon benefit plans. The unfunded projected benefit obligation as of September 30, 2021 did not materially change from the amounts recorded at Separation. The Company uses December 31 as the year-end measurement date for these plans. The majority of the plan assets transferred are investment funds in developed market equities, or government agency obligations. The basis for the fair value measurement of these investments was derived from quoted prices in active markets for identical assets or liabilities and as such were classified as a Level 1 in the fair value hierarchy. There are no unfunded commitments or redemption restrictions related to these investments.
The Company contributed $5 million in the nine months ended September 30, 2021 and expects to contribute approximately $2 million to its pension plans in the last quarter of 2021.
Net Periodic Benefit Cost
The net periodic benefit cost for pension plans of the Organon Entities and the Transferred Entities, primarily consisting of service cost, was $5 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $12 million and $3 million for the nine months ended September 30, 2021, and 2020, respectively.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
13.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Exchange (gains) losses	$1	$18	$6	$52
Interest expense	98	—	160	—
Other, net	3	(8)	16	(8)
	$102	$10	$182	$44

Interest expense for the three and nine months of 2021 primarily reflects amounts incurred in connection with the issuance of debt during the second quarter. See Note 9 for details.
14.    Taxes on Income
The effective income tax rates were 17.1% and 17.8% for the three months ended September 30, 2021 and 2020, respectively, and 11.2% and 15.6% for the nine months ended September 30, 2021 and 2020, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings. During the second quarter of 2021 the Company recorded a $70 million tax benefit relating to a portion of the non- U.S. step-up of tax basis associated with the Company's Separation from Merck. The effective income tax rate for the nine months ended September 30, 2021, also reflects the Internal Revenue Service ("IRS") conclusion of its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the Condensed Consolidated Financial Statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company included a $29 million net tax benefit also included in the nine months ended September 30, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
The Company is subject to income tax in the United States (federal, state and local) as well as other jurisdictions outside of the United States in which we operate. As part of the Separation from Merck, $79.3 million of liabilities for unrecognized tax benefits associated with uncertain tax positions for jurisdictions outside of the United States were conveyed to Organon.
15.    Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive loss by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2020, net of taxes	$(343)	$(693)	$(1,036)
Other comprehensive income (loss), pretax	4	40	44
Tax	—	—	—
Other comprehensive income (loss), net of taxes	4	40	44
Balance at September 30, 2020, net of taxes	$(339)	$(653)	$(992)

Balance at July 1, 2021, net of taxes	$(26)	$(438)	$(464)
Other comprehensive income (loss), pretax	(3)	(23)	(26)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	(3)	(23)	(26)
Transfer of benefit plans from Merck affiliates	(3)	—	(3)
Balance at September 30, 2021, net of taxes	$(32)	$(461)	$(493)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020, net of taxes	$(354)	$(560)	$(914)
Other comprehensive income (loss), pretax	18	(93)	(75)
Tax	(3)	—	(3)
Other comprehensive income (loss), net of taxes	15	(93)	(78)
Balance at September 30, 2020, net of taxes	$(339)	$(653)	$(992)

Balance at January 1, 2021, net of taxes	$(32)	$(590)	$(622)
Other comprehensive income (loss), pretax	(1)	129	128
Tax	(10)	—	(10)
Other comprehensive income (loss), net of taxes	(11)	129	118
Net transfer of benefit plans to (from) Merck affiliates	11	—	11
Balance at September 30, 2021, net of taxes	$(32)	$(461)	$(493)

16.    Product and Geographic Information
The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$120	$55	$175	$137	$52	$189	$389	$154	$543	$374	$142	$515
Follistim AQ	29	32	61	20	31	50	81	97	178	60	75	135
NuvaRing	21	28	49	25	33	58	68	79	147	86	98	184
Ganirelix Acetate Injection	5	20	25	4	21	25	19	66	85	7	48	55
Cerazette	—	18	18	—	18	18	—	53	53	—	51	51
Other Women's Health (1)	18	35	53	45	39	84	80	111	191	121	103	224
Biosimilars
Renflexis	48	6	54	34	4	38	119	17	136	88	8	96
Ontruzant	9	47	56	—	37	37	20	81	101	1	77	78
Brenzys	—	14	14	—	23	23	—	35	35	—	52	52
Other Biosimilars (1)	—	16	16	—	1	1	—	34	34	—	1	1
Established Brands
Cardiovascular
Zetia	1	90	91	(1)	103	103	6	276	282	(4)	389	384
Vytorin	3	38	41	3	44	47	8	119	127	9	130	139
Atozet	—	114	114	—	111	111	—	347	347	—	348	348
Rosuzet	—	15	15	—	32	32	—	48	48	—	94	94
Cozaar/Hyzaar	3	84	87	5	86	91	9	256	265	17	274	291
Zocor	1	17	18	1	17	18	3	46	49	1	56	57
Other Cardiovascular (1)	—	31	31	—	37	37	—	99	99	—	124	124
Respiratory
Singulair	2	98	100	4	78	82	10	289	300	14	324	338
Nasonex	—	49	48	—	41	41	3	141	144	9	151	160
Dulera	48	8	56	51	8	59	121	25	146	155	26	181
Clarinex	2	27	28	2	23	25	5	78	83	5	104	109
Asmanex	14	2	15	20	1	21	43	5	48	58	5	64
Other Respiratory (1)	—	3	3	—	11	11	—	15	16	1	25	26
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	65	65	—	68	68	—	184	184	—	204	204
Fosamax	1	45	46	1	45	46	3	130	132	3	137	140
Diprospan	—	34	34	—	33	33	—	92	92	—	87	87
Diprosone	—	22	22	—	22	22	1	64	65	1	58	59
Other Non-Opioid Pain, Bone and Dermatology (1)	9	47	57	3	49	52	11	137	148	5	140	144
Other
Proscar	—	27	27	—	59	60	1	91	92	1	152	154
Propecia	1	33	34	2	30	32	5	96	101	7	83	91
Sinemet	—	17	17	—	18	18	—	54	54	(1)	58	58
Remeron	1	17	19	1	16	16	3	48	51	2	46	47
Other (1)	9	49	59	15	48	63	29	128	157	44	135	179
Other (2)	1	51	52	(1)	3	2	(2)	171	168	4	46	50
Total sales	$346	$1,254	$1,600	$371	$1,242	$1,613	$1,035	$3,666	$4,701	$1,068	$3,851	$4,919
U.S. plus international may not equal total due to rounding.
(1) Includes sales of products not listed separately. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women's Health.
(2) Includes manufacturing sales to Merck and third parties for current and prior periods and allocated amounts from revenue hedging activities through the date of Separation.

Notes to Condensed Combined Financial Statements (unaudited) (continued)
Combined sales by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Europe and Canada	$410	$426	$1,314	$1,286
United States	346	371	1,035	1,068
Asia Pacific and Japan	287	354	874	1,190
China	252	225	693	655
Latin America, Middle East, Russia and Africa	238	228	595	649
Other(1)	67	9	190	71
	$1,600	$1,613	$4,701	$4,919
(1) Primarily reflects manufacturing sales to Merck and third parties for current and prior periods and allocated amounts from revenue hedging activities through the date of Separation.

During 2021, the Company realigned its geographic presentation of sales to reflect the internal management view of Organon as a stand-alone entity. Accordingly, prior period sales by geographic area have been recast to reflect these changes.
17.    Third Party Arrangements and Related Party Disclosures
Pursuant to the Separation, Merck ceased to be a related party to Organon and accordingly, no related party transactions or balances are reported since June 2, 2021.
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Organon and Merck as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Organon business with Organon and financial responsibility for the obligations and liabilities of Merck’s remaining business with Merck, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Organon and Merck of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Organon’s and Merck’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Merck’s business and Organon’s business.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
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
•Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.
The amount due from Merck under the above agreements was $914 million at September 30, 2021 and is reflected in accounts receivable. The amount due to Merck under these agreements was $1.3 billion at September 30, 2021 and is included in accounts payable.
For third quarter of 2021, sales and cost of sales resulting from the manufacturing and supply agreements with Merck were $40.6 million and $35.3 million, respectively. For the nine months ended September 30, 2021 sales and cost of sales resulting from the manufacturing and supply agreements with Merck were $54.1 million and $48.1 million, respectively.
Following the distribution to Merck of $9.0 billion in net debt proceeds (See Note 9) and settlement of certain balances with Merck and its affiliates, the balance in cash and cash equivalents included approximately $400 million of funds received from Merck for the purchase of inventory from Merck upon exit of certain IOMs. This purchase is expected to be complete by the end of 2021. As of September 30, 2021, there is approximately $320 million remaining of that initial inventory funding.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
under the Transition Services Agreement. The Condensed Consolidated Financial Statements reflect an allocation of these costs. See Note 2 for a discussion of these costs and the methodology used to allocate them.
The allocations reflected in the Condensed Consolidated Statement of Income for continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Cost of sales	$—	$122	$69	$375
Selling, general and administrative	—	155	134	483
Research and development	—	41	35	119
	$—	$318	$238	$977
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
Related party transactions
The following transactions represent activity between Organon Entities and Transferred Entities with other Merck affiliates prior to the Separation:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Included in continuing operations
Supply sales to Merck affiliates	$—	$—	$143	$—
Purchases from Merck affiliates	—	—	65	—
Cost reimbursements and fees from Merck affiliates	—	—	1	—
Included in discontinued operations
Supply sales to Merck affiliates	$—	$169	$12	$467
Purchases from Merck affiliates		236	53	866

The Company had the following balances with Merck affiliates:

($ in millions)	December 31, 2020
Included in continuing operations
Short term borrowings, net	$1,512
Short term loans and notes payable, net	—
Trade payables (receivables), net	(173)
Due to related party	$1,339
Included in discontinued operations
Short term loans receivables, net	$247
Short term notes payable, net	(25)
Trade payables, net	(33)
Due from related party	$189
Net transfers to Merck & Co., Inc.
Prior to the Separation, net transfers to Merck were included within Net investment from Merck & Co., Inc. on the Condensed Consolidated Statement of Equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. for the nine months ended September 30, 2021 were as follows:

Notes to Condensed Combined Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	2021(1)	2020
Cash pooling and general financing activities	$168	$3,099
Cost allocations, excluding non-cash stock-based compensation	(209)	(945)
Taxes deemed settled with Merck	(259)	(400)
Allocated derivative and hedging (losses) gains	(88)	(85)
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations(2)	$(388)	$1,669
Net transfers to (from) Merck included in Net Cash Provided by (Used in) Discontinued Operations	597	(202)
Total net transfers to Merck as included in the Condensed Consolidated Statement of Cash Flows	$209	$1,467
Stock-based compensation expense (includes $3 and $7 of discontinued operations for the nine months ended September 30, 2021 and 2020, respectively)	(32)	(43)
Net assets contributed by Merck affiliates	(778)	(10)
Recognition of amounts in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	13	—
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Equity	$(588)	$1,414
(1)The amounts for the nine months ended September 30, 2021 represent activity through the date of the Separation.
(2)Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations for the nine months ended September 30, 2021 include Separation adjustments of $66 million, identified after the date of the Separation. Refer to Note 2 for further details.
The components of Net transfers to Merck & Co., Inc. were as follows:

	Three Months Ended September 30,
($ in millions)	2021	2020
Cash pooling and general financing activities	$—	$971
Net assets distributed to (contributed by) Merck Affiliates	—	—
Cost allocations		(322)
Income taxes deemed settled with Parent	—	(300)
Allocated derivative and hedging gains (losses)	—	(88)
Net transfers to Parent as reflected in the Condensed Consolidated Statement of Equity	$—	$261
Prior to the Separation, transfers between the Organon Entities, the Transferring Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the Condensed Consolidated Statement of Equity at Merck’s historical cost (see Note 2). Additionally, in connection with the Separation, certain assets and liabilities included in the pre-Separation balance sheet were retained by Merck and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Organon. Separation-related adjustments were also recognized in Net transfers to Merck & Co., Inc. Adjustments for transfers and separations are reflected in the Company's Condensed Consolidated Financial Statements for the nine months ended September 30, 2021 and were comprised of (i) the retention of assets and liabilities by Merck affiliates including accounts receivable, net of $751 million, inventories of $265 million, transition tax liabilities of $1.4 billion and certain liabilities net of other assets of $210 million, partially offset by (ii) the contribution of assets and liabilities to Organon Entities from Merck affiliates, including assets of $59 million and liabilities of $35 million Additionally, during the second quarter of 2021, the Company recorded an out-of-period adjustment of approximately $145 million to establish a prepaid tax asset with an offsetting increase to Net Investment from Merck & Co., Inc. The adjustment did not have any impact on the Company's statement of income or cash flows. The Company concluded that the adjustment was not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.
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
The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business for the three months ended September 30, 2021 and 2020 and the first nine months of 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Sales	$—	$433	$93	$1,316
Costs, Expenses and Other
Cost of Sales	—	353	65	1,065
Selling, general and administrative	—	80	15	248
Research and development	—	29	4	78
Restructuring costs	—	3	—	8
Other (income) expense, net	—	(24)	4	(12)
Income (loss) from discontinued operations before taxes	$—	$(8)	$5	$(71)
Taxes on income	—	5	5	17
Loss from discontinued operations, net of taxes	$—	$(13)	$—	$(88)
Discontinued operations includes related party sales of $169 million for the three months ended September 30, 2020, and $12 million and $467 million for the nine months ended September 30, 2021 and 2020, respectively. Costs for inventory purchases from related parties was $236 million for the three months ended September 30, 2020, and $53 million and $866 million for the nine months ended September 30, 2021 and 2020, respectively.
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

Notes to Condensed Combined Financial Statements (unaudited) (continued)
The calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions and shares in thousands, except per share amounts)	2021	2020	2021	2020
Net income attributable to Organon:
Income from continuing operations	$323	$560	$1,149	$1,880
Income from discontinued operations	—	(13)	—	(88)
Net income attributable to Organon	$323	$547	$1,149	$1,792
Basic weighted average number of shares outstanding	253,534	253,516	253,530	253,516
Stock awards and equity units (share equivalent)	638	—	481	—
Diluted weighted average common shares outstanding	254,172	253,516	254,011	253,516
Earnings (Loss) Per Share Attributable to Organon common stockholders - Basic
Income from continuing operations	$1.27	$2.21	$4.53	$7.42
Loss from discontinued operations	—	(0.05)	—	(0.35)
Basic earnings per common share attributable to Organon common stockholders	$1.27	$2.16	$4.53	$7.07
Earnings (Loss) Per Share Attributable to Organon common stockholders - Diluted
Income from continuing operations	1.27	2.21	4.52	7.42
Loss from discontinued operations	—	(0.05)	—	(0.35)
Diluted earnings per common share attributable to Organon common stockholders	$1.27	$2.16	$4.52	$7.07
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.
For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2021 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution date.
For the third quarter and first nine months of 2021, 4.8 million and 5.0 million, respectively, of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
Dividend Program
During the second quarter of 2021, the Company's Board of Directors declared a quarterly cash dividend $0.28 per share on Organon's common stock that was paid on September 13, 2021 to stockholders of record at the close of business on August 23, 2021.
20.    Subsequent Events
In November 2021, Organon and Forendo Pharma entered into a definitive agreement, under which Organon will acquire Forendo, a clinical-stage drug development company focused on novel treatments in women’s health. Forendo is pioneering the science of intracrinology, addressing disease through a novel, tissue-specific approach. Its lead clinical compound is an investigational, potentially first-in-class oral 17β-hydroxysteroid dehydrogenase type 1 (HSD17B1) inhibitor in early development for endometriosis, being evaluated for its potential effect on endometriotic lesions. Total consideration includes a $75 million upfront payment, assumption of approximately $9 million of Forendo debt, payments upon the achievement of certain development and regulatory milestones of up to $270 million and commercial milestones payments of up to $600 million, which together could amount to total consideration of $954 million. Contingent consideration will be paid by Organon upon achievement.
Completion of the transaction is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The transaction is expected to close in the fourth quarter of 2021.

Notes to Condensed Combined Financial Statements (unaudited) (continued)

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
•difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions;
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
The Company is a global healthcare company that develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the UK. Unless otherwise indicated, trademarks appearing in italics are trademarks of the Organon group of companies.
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

Recent Developments
Business Development
In November 2021, Organon and Forendo Pharma entered into a definitive agreement, under which Organon will acquire Forendo, a clinical-stage drug development company focused on novel treatments in women’s health. Forendo is pioneering the science of intracrinology, addressing disease through a novel, tissue-specific approach. Its lead clinical compound is an investigational, potentially first-in-class oral 17β-hydroxysteroid dehydrogenase type 1 (HSD17B1) inhibitor in early development for endometriosis, being evaluated for its potential effect on endometriotic lesions. Total consideration includes a $75 million upfront payment, the assumption of approximately $9 million of Forendo debt, payments upon the achievement of certain development and regulatory milestones of up to $270 million and commercial milestones payments of up to $600 million, which together could amount to total consideration of $954 million. Contingent consideration will be paid by Organon upon achievement.
Completion of the transaction is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The transaction is expected to close in the fourth quarter of 2021.
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon licensed the global development, manufacturing and commercial rights to ebopiprant (OBE022) from ObsEva. Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon gained exclusive worldwide rights to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million sales-based milestone payments that will be paid by Organon upon achievement. Upon execution of the agreement, Organon made a $25 million upfront payment, which was recorded as Research and development expense during the third quarter of 2021.
In June 2021, Organon completed its acquisition of Alydia Health, a commercial-stage medical device company. Alydia’s device, the Jada System, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. The transaction consideration included a $219 million upfront payment, of which $50 million was paid in April 2021 and the remaining $169 million was paid by Organon upon the close of the acquisition on June 16, 2021. Additionally, there is a $25 million sales based contingent milestone payment that will be paid by Organon upon achievement, and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for as an asset acquisition as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada System device. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, we also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expense of $23 million, which was recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19 million were related to accelerated vesting of Alydia stock-based compensation awards.
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
Borrowings made under the Revolving Credit Facility, initially bear interest at (i) in U.S. Dollars at 2.00% in excess of an Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (subject to a floor of 0.00%) or 1.00% in excess of an alternate base rate ("ABR"), at our option and (ii) in euros, at 2.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”). The Term Loan B Facility bears interest at (i) denominated in U.S. Dollars, at 3.00% in excess of

Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of ABR, at our option and (ii) denominated in euros, at 3.00% in excess of Adjusted EURIBOR (subject to a floor of 0.00%). The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target and is subject to a commitment fee which applies to the unused portion of the revolving facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. The Revolving Credit Facility is also subject to customary financial covenants. As of September 30, 2021 Organon is in compliance with all financial covenants and no default or event of default has occurred.
Organon used the net proceeds from the notes offering, together with available cash on its balance sheet and borrowings under senior secured credit facilities, to distribute $9.0 billion to Merck and to pay fees and expenses related to the Separation.
Net Investment Hedge
In June 2021, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in a foreign operation. As a result, $38 million and $94 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustments in Other Comprehensive Income for the three and nine months ended September 30, 2021, respectively.
COVID-19 Update
Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results.
In the third quarter of 2021, the negative impact of the COVID-19 pandemic to Organon sales was approximately $100 million. Our product portfolio is comprised of physician prescribed products, mainly in established brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in Women's Health includes products which are physician administered, which have been affected by limited access to physicians and healthcare centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of many products within established brands particularly for respiratory and cardiovascular products and women's health product Nexplanon/Implanon NXT, throughout the first nine months of 2021.
We believe that global health systems and patients continue to adapt to the evolving impacts of the COVID-19 pandemic, and although we experienced recoveries during the last two quarters of 2021 as compared to comparable periods in 2020, we expect that ongoing negative impacts will persist for the remainder of the year and will continue to principally affect products within established brands and women’s health, primarily Nexplanon/Implanon NXT.
Operating expenses in the third quarter and first nine months of 2021 were higher primarily due to the effect of lower promotional and selling costs incurred in the third quarter and first nine months of 2020 attributable to the COVID-19 pandemic as well as incremental costs associated with establishing Organon as a standalone company.
Operating Results
Sales Overview

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
United States	$346	$371	(7)%	(7)%	$1,035	$1,068	(3)%	(3)%
International	1,254	1,242	1%	(2)%	3,666	3,851	(5)%	(9)%
Total	$1,600	$1,613	(1)%	(3)%	$4,701	$4,919	(4)%	(8)%
U.S. plus international may not equal total due to rounding.
Worldwide sales were $1.6 billion for the third quarter of 2021, a decrease of 1% compared with the third quarter of 2020. The sales decline was primarily in the United States reflecting lower sales in women’s health products, including Nexplanon/Implanon NXT and generic competition for Nuvaring and the generic etonogestrel/ethinyl estradiol vaginal ring. The decrease also reflects lower sales within the established brands business, primarily due to the volume-based procurement program (the "VBP") in China, ongoing generic competition for cardiovascular products Zetia and Vytorin (ezetimibe and simvastatin), and an expiration of a distribution agreement in December 2020 for Rosuzet in Korea. The overall sales decrease was partially offset by higher sales of biosimilar products resulting from the continued uptake of Renflexis (infliximab-abda) in the United States, Ontruzant mainly in Brazil, and Aybintio (bevacizumab) in the European Union ("EU"), as well as a favorable impact of foreign exchange.
Worldwide sales were $4.7 billion for the first nine months of 2021, a decline of 4% compared with the first nine months of 2020. The sales decline reflects decreases across markets primarily due to ongoing generic competition for products within the established brands business, particularly for cardiovascular products Zetia and Vytorin (ezetimibe and simvastatin), an expiration of distribution agreement in December 2020 for Rosuzet in Korea, lower sales of respiratory products Singulair (montelukast), Dulera (mometasone furoate and formoterol fumarate dihydrate) and Nasonex (mometasone), generic competition for women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring) and the generic etonogestrel/ethinyl estradiol vaginal ring, as well as the negative impact of VBP in China. The overall sales decline was offset by higher sales of women's health products Nexplanon/Implanon NXT, Follistim AQ (follitropin beta injection) and Ganirelix Acetate Injection due to higher demand, and higher sales of biosimilars resulting from the continued uptake of Renflexis in the United States, Ontruzant primarily in Brazil and the United States, and Aybintio in the EU as well as the favorable impact of foreign exchange.
The total impact of loss of exclusivity ("LOE") is approximately $70 million during the third quarter of 2021 compared to the third quarter of 2020 and approximately $280 million for the first nine months of 2021 compared to the same period in 2020. Additionally, the VBP in China continues to unfavorably affect a number of our products with an impact to sales of approximately $60 million for the third quarter of 2021 compared to the third quarter of 2020 and approximately $150 million for the first nine months of 2021 compared to the same period in 2020. The COVID-19 pandemic continued to negatively affect sales in the third quarter of 2021 across several markets. For the first nine months of 2021, the sales decline was partially offset by COVID-19 recoveries in certain markets as well as by higher sales in certain women's health products and biosimilar products.
Organon’s operations include a portfolio of products. Highlights of the sales of Organon’s products for the three and nine months ended September 30, 2021 and 2020 are provided below. See Note 16 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Nexplanon/Implanon NXT	$175	$189	(7)%	(8)%	$543	$515	5%	4%
NuvaRing	49	58	(16)%	(17)%	147	184	(20)%	(22)%
Follistim AQ	61	50	21%	18%	178	135	31%	26%
Ganirelix Acetate Injection	25	25	(2)%	(5)%	85	55	53%	46%
Contraception
Worldwide sales of Nexplanon/Implanon NXT, a single-rod subdermal contraceptive implant, decreased 7% in the third quarter of 2021 primarily due to slower recovery of the well visits from the COVID-19 pandemic in the United States compared to the short-lived resurgence in patient well visits that positively impacted sales during September 2020. Worldwide sales of Nexplanon/Implanon NXT increased 5% for the first nine months of 2021 primarily reflecting growth in the United States, favorable impact from pricing, and higher demand and recovery from the COVID-19 pandemic in the international markets. These increases were partially offset by the phasing and timing of tenders in Latin America during the first nine months of 2021.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 16% and 20% in the third quarter and first nine months of 2021, respectively, primarily due to ongoing generic competition in the United States and the EU. We expect a continued decline in NuvaRing sales as a result of generic competition. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. Revenues from this arrangement were $12 million and $41 million for the third quarter of 2021 and 2020, respectively, and $63 million and $108 million for the first nine months of 2021 and 2020, respectively. Revenues for the third quarter of 2021 and the first nine months of 2021 primarily reflect our share of the profits. Revenues for the third quarter and the first nine months of 2020 reflect supply sales of the generic product to the manufacturer. The decline in revenue for the third quarter and first nine months of 2021 is due to the entry of a new market participant. Given the nature of this arrangement, we expect revenue under this arrangement to continue to decline significantly for the remainder of 2021.
Fertility
Worldwide sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, increased 21% and 31% in the third quarter and the first nine months of 2021, respectively, primarily due to continuous volume growth in the United States and the net favorable impact of discount rates, as well as recovery from the COVID-19 pandemic in the United States, Europe and China during both the periods in 2021.
Worldwide sales of ganirelix acetate injection (marketed in certain countries outside the United States as Orgalutran), a fertility treatment, remained flat in the third quarter of 2021. For the first nine months of 2021, sales increased 53% primarily due to increased volume demand in the United States as well as recovery from the COVID-19 pandemic.
Biosimilars

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Renflexis	$54	$38	44%	43%	$136	$96	41%	39%
Ontruzant	56	37	48%	47%	101	78	29%	24%
Brenzys	14	23	(40)%	(42)%	35	52	(33)%	(38)%
The following biosimilar products are part of a development and commercialization agreement between Organon and Samsung Bioepis entered into in 2013. See Note 3 to the Condensed Consolidated Financial Statements. Our commercialization territories under the agreement vary by product as noted below.
Renflexis is a biosimilar to Remicade (infliximab) (a trademark of Janssen Biotech, Inc.) for the treatment of certain inflammatory diseases. Sales growth in the third quarter and first nine months of 2021 was driven primarily by continued demand growth in the United States since launch in 2017 as well as growth in Canada. We have commercialization rights to Renflexis in countries outside the EU, Korea, China, Turkey and Russia.
Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin (trastuzumab) (a trademark of Genentech, Inc.) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. For the third quarter and first nine months of 2021, sales reflect uptake since the July 2020 launch in the United States, as well as strong performance in Brazil, partially offset by a decrease in the EU reflecting increasing competitive pressures and tenders lost. We have commercialization rights to Ontruzant in countries outside of Korea and China.
Brenzys (etanercept) is a biosimilar to Enbrel (etanercept) (a trademark of Immunex Corporation) for the treatment of certain inflammatory diseases. Sales in the third quarter and first nine months of 2021 decreased 40% and 33%, respectively, primarily due to timing and reduction of shipments to Brazil. We have commercialization rights to Brenzys in countries outside of the United States, the E.U., Korea, China and Japan.
Recent Launches
Aybintio is a biosimilar to Avastin (bevacizumab) (a trademark of Genentech, Inc.) for the treatment of metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. We recorded sales of $10 million and $26 million during the third quarter and first nine months of 2021, respectively, with minimal sales during the third quarter and first nine months of 2020 due to the approval of Aybintio in the EU in August 2020 and its launch in September 2020. We currently have no plan for the timing of any launch of Aybintio in the United States nor do we know when such timing would be determined. We have commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain.
Hadlima (adalimumab-bwwd) is a biosimilar to Humira (adalimumab) (a trademark of AbbVie Technology Ltd.) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima in the United States in June 2023 and outside of the United States starting in 2021. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. Following these launches, we recorded sales of $5 million and $9 million during the third quarter and first nine months of 2021, respectively, with no comparable sales during the third quarter and first nine months of 2020.
Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.
Cardiovascular

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Zetia/Vytorin	$132	$150	(11)%	(15)%	$409	$523	(22)%	(26)%
Atozet	114	111	3%	1%	347	348	—%	(6)%
Rosuzet	15	32	(52)%	(51)%	48	94	(49)%	(49)%
Cozaar/Hyzaar	87	91	(4)%	(7)%	265	291	(9)%	(14)%
Zocor	18	18	(1)%	(3)%	49	57	(15)%	(19)%
Combined global sales of Zetia (marketed in most countries outside of the United States as Ezetrol) and Vytorin (marketed outside of the United States as Inegy), medicines for lowering LDL cholesterol, declined 11% during the third quarter of 2021 primarily driven by lower sales of Ezetrol in Japan. Sales decreased 22% in the first nine months of 2021 primarily driven by lower sales of Ezetrol in Japan, as well as lower sales of Ezetrol and Inegy in the EU. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in June 2020. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, we are experiencing sales declines in these markets as a result of generic competition and expect the declines to continue. Higher demand for Ezetrol in China during the third quarter and first nine months of 2021 resulting from expanded access, partially offset the sales decline.
Sales of Atozet (ezetimibe and atorvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, remained relatively flat for the third quarter and first nine months of 2021, primarily due to increased competition in Germany, partially offset by demand increase in France and the Asia Pacific region.
Sales of Rosuzet (ezetimibe and rosuvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 52% and 49% in the third quarter and first nine months of 2021, respectively, due to the expiration of a distribution agreement in Korea in December 2020. We expect sales to continue to decline for the remainder of 2021.
Combined global sales of Cozaar (losartan potassium), and Hyzaar (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent), a medicine for the treatment of hypertension, declined 4% and 9% in the third quarter and first nine months of 2021, respectively, primarily due to market decline in China, lower demand in the United States, continued generic competition in Japan and the Asia Pacific region, and lower sales in Canada as sales in the second quarter of 2020 was higher due to competitor supply shortages.
Worldwide sales of Zocor (simvastatin), a statin for modifying cholesterol, remained relatively flat in the third quarter of 2021. Sales of Zocor decreased 15% in the first nine months of 2021, primarily due to lower volumes in China due to the VBP impact.
Respiratory

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Singulair	$100	$82	22%	20%	$300	$338	(11)%	(15)%
Nasonex	48	41	18%	13%	144	160	(11)%	(15)%
Dulera	56	59	(5)%	(6)%	146	181	(19)%	(20)%
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, increased 22% in the third quarter of 2021 primarily due to market recovery from the COVID-19 pandemic in China, partially offset by the impact of VBP. Singulair sales in the first nine months of 2021 decreased 11% primarily attributable to the impact of VBP in China, lower volume in Japan due to generic competition as well as the timing of shipments, lower volume in Europe and Canada due to generic competition, and the impact of the COVID-19 pandemic in the Middle East region. The sales decline was partially offset by the market recovery from the COVID-19 pandemic in China.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 18% in the third quarter of 2021 primarily due to higher demand in China and favorable performance in Russia, partially offset by generic competition in Japan. Global sales of Nasonex decreased 11% in the first nine months of 2021 primarily driven by generic competition in Japan, lower demand impacted by the COVID-19 pandemic across several markets in the United States, Europe, and Latin America, partially offset by higher demand in China.
Global sales of Dulera, a combination medicine for the treatment of asthma, decreased 5% in the third quarter of 2021 primarily due to higher discount rates in the United States. For the first nine months of 2021, global sales of Dulera decreased 19% largely due to significant buy-in during 2020 related to the COVID-19 pandemic, partially offset by favorable channel mix in the United States in the second quarter of 2021.
Non-Opioid Pain, Bone and Dermatology

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Arcoxia	$65	$68	(5)%	(7)%	$184	$204	(10)%	(13)%
Sales of Arcoxia (etoricoxib) (marketed outside of the United States), for the treatment of arthritis and pain, decreased 5% in the third quarter of 2021 primarily due to the impact of VBP in China. Sales of Arcoxia for the first nine months of 2021 decreased 10% primarily due to the impact of VBP in China and lower demand in the Asia Pacific region attributable to the COVID-19 pandemic.
Other

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2021	2020			2021	2020
Proscar	$27	$60	(53)%	(56)%	$92	$154	(40)%	(44)%
Worldwide sales of Proscar, for the treatment of symptomatic benign prostate enlargement, declined 53% and 40% in the third quarter and first nine months of 2021 primarily due to lower performance reflecting the impact of VBP in China.
Costs, Expenses and Other

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2021	2020		2021	2020
Cost of sales	$609	$535	14%	$1,783	$1,533	16%
Selling, general and administrative	388	321	21%	1,186	922	29%
Research and development	111	54	106%	254	150	69%
Restructuring costs	1	12	*	3	43	*
Other (income) expense, net	102	10	*	182	44	*
	$1,211	$932	30%	$3,408	$2,692	27%
* Calculation not meaningful.
Cost of Sales
Cost of sales increased 14% and 16% in the third quarter and first nine months of 2021, respectively, primarily due to increases in manufacturing costs and certain costs related to tolling arrangements with Merck which were not in place in the third quarter and first nine months of 2020. Additionally, during the third quarter and first nine months of 2021, the Company recognized $24 million in Cost of Sales pertaining to estimated unavoidable losses associated with a long-term vendor supply contract conveyed as part of the Separation. For the first nine months of 2021, cost of sales also reflected stand up and direct corporate costs.
Gross margin was 62% in the third quarter of 2021 compared with 67% in the third quarter of 2020. Gross margin was 62% in the first nine months of 2021 compared with 69% in the first nine months of 2020. The gross margin declines reflect stand up costs, certain costs related to tolling arrangements with Merck, which have lower gross margin percentages compared to product sales, as well as the $24 million charge associated with the long-term vendor supply contract conveyed to Organon.

Selling, General and Administrative
Selling, general and administrative expenses increased 21% and 29% in the third quarter of 2021 and the first nine months of 2021, respectively, due to costs incurred to establish Organon as a standalone entity, higher employee related costs, and higher selling and promotional costs.
Research and Development
Research and development expenses increased 106% and 69% in the third quarter of 2021 and the first nine months of 2021, respectively, primarily due to the $25 million upfront payment related to the license agreement with ObsEva, higher expenses related to clinical development, and higher employee related costs incurred to establish Organon as a standalone entity.
Restructuring Costs
Certain of our operations have been affected by restructuring plans initiated by Merck. Restructuring costs were not material for the third quarter of 2021. The decline in restructuring costs for the first nine months of 2021 is due to lower allocated costs from Merck compared to the first nine months of 2020. See Note 5 to our Condensed Consolidated Financial Statements.
Other (Income) Expense, Net
For the third quarter of 2021, the increase in other (income) expense, net is primarily attributable to $97 million related to the issuance of the debt instruments during the second quarter of 2021. For the first nine months of 2021, the increase in other (income) expense is due to $159 million of interest expense related to the issuance of the debt instruments, offset by lower allocated foreign exchange hedging losses as compared to 2020.
Taxes on Income
The effective income tax rates were 17.1% and 17.8% for the third quarter of 2021 and 2020, respectively, and reflect the beneficial impact of foreign earnings and the $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis associated with Organon's Separation from Merck. The effective income tax rates for the first nine months of 2021 and 2020, were 11.2% and 15.6%, respectively. The decrease in effective interest rates for the nine months ended September 30, 2021 reflect the beneficial impact of foreign earnings, the $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis as well as the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of the examination conclusion, we reflected an allocation from Merck of $18 million in the Condensed Consolidated Financial Statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore for the nine months ended September 30, 2021, we have reflected a $29 million net tax benefit. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
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
There was no income or loss from discontinued operations, net of taxes for the third quarter and the first nine months of 2021. Loss from discontinued operations, net of taxes, for the third quarter and the first nine months of 2020 was $13 million and $88 million, respectively.
Net Income
Net income was $323 million and $547 million for the third quarter of 2021 and 2020, respectively. Net income was $1.1 billion and $1.8 billion for the first nine months of 2021 and 2020. The decrease in net income for both periods reflects an increase in costs and expenses incurred to establish Organon as a standalone entity, and a decrease in sales offset by a partial recovery for certain products from the COVID-19 pandemic

Analysis of Liquidity and Capital Resources
Liquidity and Capital Resources
Up to the date of Separation on June 2, 2021, Organon participated in Merck’s centralized treasury model, which included its cash pooling and other intercompany financing arrangements. We have historically generated, and expect to continue to generate, positive cash flow from operations.
In April 2021, in connection with the Separation, Organon Finance 1, previously a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031. The notes were assumed by Organon and the Dutch Co-Issuer. In addition, on June 2, 2021, we entered into a credit agreement providing for a $3.0 billion U.S. dollar-denominated senior secured term loan due 2028 and a euro denominated senior secured term loan in the amount of €750 million due 2028. We also entered into a secured, unsubordinated five-year revolving credit facility that provides for the availability of $1.0 billion of borrowings. As of September 30, 2021, there are no borrowings outstanding under our Revolving Credit Facility. We distributed $9.0 billion of the $9.5 billion proceeds to Merck in accordance with the terms of the Separation.
After the distribution to Merck of $9.0 billion in net debt proceeds and settlement of certain balances with Merck and its affiliates, we began operations as an independent company with approximately $900 million of cash and cash equivalents, which included approximately $400 million of funds received from Merck for the purchase of inventory from Merck upon exit of certain IOMs. This purchase is expected to be complete by the end of 2021. At September 30, 2021, we had cash and cash equivalents of $1.0 billion, including approximately $320 million remaining of that initial inventory funding. Following the Separation, we expect to continue to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available capacity under our Revolving Credit Facility and access to capital markets.
Working capital of continuing operations was $1.2 billion at September 30, 2021 and $348 million in December 31, 2020. The overall increase in working capital of continuing operations was primarily driven by cash funding by Merck in connection with the Separation and an increase in accounts receivable, offset by an increase in current liabilities with Merck primarily for inventory purchases, as well as increases in employee benefits and payroll.
Cash provided by operating activities was $2.1 billion in the first nine months of 2021 compared to $1.8 billion in the first nine months of 2020. Cash provided by operating activities was favorably impacted by an increase in trade accounts payable, including amounts due to Merck, and accrued and other current liabilities, partially offset by a decline in net income and an increase in accounts receivable.
Cash used in investing activities was $348 million in the first nine months of 2021 and $131 million in the first nine months of 2020, primarily reflecting the asset acquisition of Alydia Health and the licensing agreement with ObsEva.
Cash used in financing activities was $790 million in the first nine months of 2021 and $1.7 billion in the first nine months of 2020. The change in cash used in financing activities reflects the proceeds from the issuance of long term debt, the payment of related debt issuance costs and related principal payment, payment of dividends, and the settlement of the transactions with Merck in connection with the Separation (see Note 17 to our Condensed Consolidated Financial Statements).
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
In November 2021, the Board of Directors declared a quarterly dividend of $0.28 per share on Organon’s stock that is payable on December 16, 2021 to stockholders of record at the close of business on November 22, 2021.
We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.
Critical Accounting Estimates
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the Combined Financial Statements for the year ended December 31, 2020 included in our Form 10, as amended, filed on April 29, 2021. See Note 2 to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2021. Other than as discussed below related to our accounting policy on stock-based compensation, there have been no changes to our accounting policies as of September 30, 2021. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Form 10.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We had historically managed our foreign currency risk through Merck foreign currency programs. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. In June 2021, we established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. As of September 30, 2021, €1.75 billion of our euro-denominated debt, was designated as a hedge of the net investment of euro-denominated subsidiaries. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.
Interest Rate Risk
Our long-term debt portfolio primarily consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.
There have been no changes to Organon’s market risk during the quarter ended September 30, 2021. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments Market Disclosures" in the Form 10.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending September 30, 2021. Based upon that evaluation, our CEO and our CFO concluded that, as of the period ending September 30, 2021, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the Separation, Organon relied on certain material processes and internal controls over financial reporting performed by Merck.
No changes in our internal controls over financial reporting during the quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 10 included in Part I, Item. 1.

Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, and in our Form 10-Q for the period ended June 30, 2021.

We are subject to minimum purchase obligations under certain supply agreements, and if we fail to meet those minimum purchase requirements, our financial results may be unfavorably impacted.
We are subject to minimum purchase obligations under certain supply agreements, which require us to purchase minimum amounts of materials critical to our product manufacturing over specified time periods. If we fail to meet these minimum purchase requirements, we may still be required to pay for the cost of the minimum inventory purchases. If we are unable to offset these payments, they could result in a lower margin. During the third quarter and first nine months of 2021, we recognized $24 million in Cost of Sales pertaining to estimated unavoidable losses associated with a long-term vendor supply contract conveyed as part of the Separation. We are also aware of a limited number of other arrangements that have similar provisions which could result in these types of payments. We do not currently expect these payments to be material; however, in the aggregate they may become material if additional amounts are identified in the future, and they could have a material adverse effect on our financial condition, results of operations and cash flows.

Items 6. Exhibits

Number		Description

2.1	—
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

10.10	—
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

+10.15	—	Form of indemnification agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.16	—	Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.17	—	Organon & Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.18	—	Organon & Co. Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.19	—	Organon & Co. Executive Severance Program (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.20	—	Organon Non-Employee Director Savings Plan
+10.21	—	Form of Global Terms for 2021 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock Plan
+10.22	—	Form of Global Terms for 2021 Performance Share Unit Award Under the Organon & Co. 2021 Incentive Stock Plan
+10.23	—	Form of Global Terms for 2021 Non-qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement
	*	Filed herewith

**	Furnished herewith
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: November 12, 2021	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: November 12, 2021	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer