Form 10-K
period 2021-12-31
Organon & Co.
filed 2022-03-21
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the Common Stock was sold as of the end of the second fiscal quarter ended June 30, 2021, was $7,670,000,000.
The number of shares of Common Stock outstanding as of the close of business on March 14, 2022: 253,637,179

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III will be incorporated by reference from the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

¹ Indicates, in this 2021 Form 10-K, brand names of products, which are not available in the United States.

² Indicates brand names of products which are trademarks not owned by Organon. Specific trademark ownership information is included in the Exhibit Index at the end of this 2021 Form 10-K.

PART I
Item 1. Business

Overview

Organon & Co. ("Organon") is a global health care company formed through a spinoff from Merck & Co., Inc. ("Merck") to focus on improving the health of women throughout their lives. Organon's focus is on women's health as its primary therapy area, and is the only large global pharmaceutical company currently in existence to do so.
Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. Organon is a global health care company that develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Organon operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK").
Organon's operations include the following product portfolios, which constitute one operating segment engaged in developing innovative health solutions:

•Women's Health: Organon has a portfolio of contraception and fertility brands, including Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States), a long-acting reversible contraceptive, which is a class of contraceptives that is recognized as the most effective type of hormonal contraception available to patients with a lower long-term average cost. Organon's mission is to be the world's leading women's health company and to deliver a better and healthier every day for every woman. Organon plans to continue building on its strengths in reproductive health and fertility as it assembles a suite of health options that help address the areas of high unmet needs for women from adolescence to menopause and beyond.

•Biosimilars: Organon's current portfolio spans across immunology and oncology treatments. Organon plans to continue evaluating opportunities in other potential therapeutic areas, including ophthalmology, diabetes and neuroscience. Organon's oncology biosimilars have been launched in 20 countries and Organon's immunology biosimilars have been launched in five countries. All five biosimilars in Organon's portfolio have launched in certain countries globally, including two biosimilars in the United States. Organon expects to grow its existing portfolio through future launches in other therapeutic areas, both through Organon's partnership with its development partner, Samsung Bioepis, as well as through other potential partners. Organon's existing biosimilars portfolio positions Organon for success in this attractive and fast growing area of health care with several major biologics that will lose patent protection in the next decade.

•Established Brands: Organon has a portfolio of established brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management. A number of Organon's established brands lost exclusivity years ago and have faced generic competition for some time, yet still contribute meaningful profitability. Organon intends to stimulate the performance of its established brands products through renewed focus and attention on strategic marketing to create a significant source of capital to fuel its growth aspirations. Organon believes its established brands products will, over time, continue to deliver meaningful revenue and operating profit that can be redirected into organic and inorganic growth opportunities in key product areas and geographies. Organon's established brands portfolio is supported by its large commercial and manufacturing capabilities, including a global network that enables Organon to distribute products to patients in more than 140 countries and territories.
Led by the women's health portfolio coupled with an expanding biosimilars business and stable franchise of established medicines, Organon's products produce strong cash flows that will support investments in innovation and future growth opportunities in women's health. In addition, Organon is pursuing opportunities to collaborate with biopharmaceutical innovators looking to commercialize their products by leveraging its scale and presence in fast growing international markets.
Since becoming a standalone company, Organon has expanded its women's health portfolio through four acquisitions:

•Acquired Alydia Health, a commercial stage company focused on the treatment of postpartum hemorrhage.

•Entered into a licensing agreement with ObsEva for the global development, manufacturing and commercial rights to ebopiprant (OBE022), an investigational agent being evaluated as a potential treatment for preterm labor.

•Acquired Forendo, a clinical-stage drug development company whose lead candidate, FOR-6219, is an investigational agent being evaluated as a potential treatment for endometriosis, and whose pipeline also includes a pre-clinical program targeting polycystic ovarian syndrome (PCOS).
•Entered into an agreement to acquire the rights to Marvelon™ (ethinylestradiol, desogestrel)¹ and Mercilon™ (ethinylestradiol, desogestrel)¹ (two combined hormonal oral contraceptives) in several Asian markets, adding to the 20 markets where Organon already maintained rights to these products.

Spinoff from Merck
On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly traded company (the "spinoff"). Organon is now a standalone publicly traded company, and on June 3, 2021, regular-way trading of Organon's Common Stock (the "Common Stock") commenced on the New York Stock Exchange under the ticker symbol "OGN."
The spinoff was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the spinoff including, but not limited to, a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement the ("Employee Matters Agreement") and a transition services agreement (the "Transition Services Agreement" or "TSA") (see Note 19 "Third-Party Arrangements and Related Party Disclosures" to the Financial Statements included in this report for additional details).

Products
Organon is engaged in developing and delivering innovative health solutions through a diverse portfolio of products serving patient needs across multiple therapeutic areas and product categories, consisting of women's health, biosimilars and established brands. These portfolios are further described below, together with select details for products within each group. Organon's sales for each of its product groups are as follows:

($ in millions)	2021	2020	2019
Women's Health	$1,612	$1,555	$2,264
Biosimilars	$424	$330	$252
Established Brands	$4,068	$4,540	$5,159
In 2021, Organon's products recorded revenue of $6.3 billion. Organon operates on a global scale and Organon's global network enables it to distribute products to patients in more than 140 countries and territories, with approximately 80% of 2021 revenue, or $4.9 billion, generated outside the United States.

Women's Health	Biosimilars	Established Brands

Women's Health Portfolio

In 2021, Organon's women's health portfolio accounted for $1.6 billion, or approximately 26%, of Organon's sales, with approximately 48%, or $767 million, generated outside the United States. Organon's women's health products are sold by prescription primarily in two therapeutic areas, contraception, with key brands such as Nexplanon® and NuvaRing, and fertility, with key brands such as Follistim¹ and Elonva¹. Additionally, Organon continues to assess commercialization opportunities in conditions unique to women or disproportionally affecting women, such as the Jada system acquired as a part of the acquisition of Alydia Health. Organon's women's health products are sold in over 90 markets worldwide, including the United States, China, Canada, Australia, Brazil, and Mexico as well as many other countries in the European Union ("EU"), South America, Asia, and Africa.

Contraception

Organon's contraception portfolio currently consists of the following products, which prevent pregnancy by suppressing ovulation:

Nexplanon is a prescription medication for the prevention of pregnancy in women lasting up to three years and is reversible upon removal. Nexplanon is a small, thin and flexible arm implant that is placed discreetly under the skin of the inner, upper arm by a health care provider. It is a progestin-only, radiopaque, removable implant, containing 68 mg of etonogestrel pre-loaded into an applicator and is typically prescribed in women who are not looking to become pregnant in the near future and do not want to take a daily contraceptive.

NuvaRing (etonogestrel / ethinyl estradiol vaginal ring) is a monthly vaginal contraceptive ring with a combination of progestin and estrogen used to prevent pregnancy in women. NuvaRing is prescribed for women that want a monthly contraceptive option.

Cerazette™ (desogestrel) is a progestin-only, daily pill used to prevent pregnancy in women. Progestin-only products like Cerazette are typically used by women wanting hormonal contraception for whom estrogen-containing contraceptives may not be medically appropriate. Cerazette is not approved or marketed in the United States but is available in certain countries outside the United States.

Marvelon¹ and Mercilon¹ (desogestrel and ethinyl estradiol pill) are both combinations of progestin and estrogen used as daily pills to prevent pregnancy. Marvelon¹ contains a higher daily dose of estrogen than Mercilon¹. Marvelon¹ and Mercilon¹ are not approved or marketed in the United States but are available in certain countries outside the United States.

Fertility

Organon's fertility portfolio currently consists of three products used primarily for in vitro fertilization ("IVF") treatment cycles:

Follistim (follitropin beta injection)¹ which is marketed as Puregon™ in most countries outside the United States, contains human follile-stimulating hormone (“FSH”) and is used to promote the development of multiple ovarian follicles in assisted reproduction technology procedures, such as IVF, embryo transfer, gamete intrafallopian transfer and intracytoplasmic sperm injection. Follistim¹ belongs to the group of gonadotrophic hormones used by women trying to get pregnant using IVF.

Elonva™ (corifollitropin alfa)¹ is an ovarian follicle stimulant with the same mechanism of action as recombinant FSH, but characterized by a prolonged duration of FSH activity. Due to its ability to initiate and sustain growth of multiple ovarian follicles for an entire week, a single subcutaneous injection of the recommended dose of Elonva¹ may replace the first seven injections of any daily recombinant FSH preparation in an ovarian stimulation treatment cycle. Elonva¹ belongs to the group of gonadotrophic hormones used by women trying to get pregnant using IVF.

"Ganirelix Acetate Injection (marketed in certain countries outside the United States as Orgalutran¹)." is an injectable competitive gonadotropin-releasing hormone (“GnRH”) antagonist. "Ganirelix Acetate Injection" is used in fertility treatments in combination with FSH to prevent ovulation.

Postpartum Hemorrhage

Organon's postpartum hemorrhage portfolio currently consists of the Jada system, which Organon acquired as part of Organon's acquisition of Alydia Health in June 2021. The Jada system is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. Its primary mechanism of action uses low-level wall suction, found in most labor and delivery rooms in the United States, to promote uterine contraction, which in turn helps control abnormal post-partum uterine bleeding or hemorrhage.

In September 2021, technological updates to the Jada system received clearance in the United States from the U.S. Food and Drug Administration (the "FDA"), and officially launched in February 2022.

The Jada system was first cleared by the FDA for use in the United States in August of 2020, and Organon is seeking marketing authorization of the Jada system outside the United States in the 2023/2024 timeframe.

Biosimilars Portfolio

In 2021, Organon's biosimilars portfolio accounted for $424 million, or approximately 7%, of sales, with approximately 53%, or $225 million, generated outside the United States. The assets in Organon's biosimilars portfolio and Organon's commercial experience in biosimilars provides an opportunity to benefit from future growth anticipated in this area.

Organon's Biosimilars Products

Organon's biosimilars portfolio consists of therapies in oncology and immunology for which it has worldwide commercialization rights with certain geographic exceptions specified on a product-by-product basis pursuant to an agreement that it entered into with Samsung Bioepis. The portfolio currently consists of three immunology products, Hadlima, Brenzys¹, and Renflexis, and two oncology products, Aybintio and Ontruzant. The following table lists Organon's biosimilars with reference to the biologic product and the launch or anticipated launch date of the biosimilar:

Organon's Biosimilar	Biologic Product	Launch of Organon's Biosimilar
Hadlima	Humira²	United States—approved as of July 2019 and expected launch in June 2023; Australia—February 2021; and Canada—February 2021.
Brenzys¹	Enbrel²	Canada—September 2016; Australia—April 2017; Brazil—September 2019; and Israel—January 2021.

Renflexis	Remicade²	United States—July 2017; Australia—August 2017; and Canada—August 2018.

Aybintio	Avastin²	Europe—September 2020.

Ontruzant	Herceptin²	Europe—March 2018; Australia—January 2020; United States—April 2020; and Brazil—August 2020.

Hadlima (SB5)

Hadlima (adalimumab-bwwd) is a tumor necrosis factor ("TNF") antagonist biosimilar to AbbVie's Humira² (adalimumab) product, approved for use in certain patients for the treatment of rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, adult Crohn’s disease, ulcerative colitis, and plaque psoriasis. Organon's current United States Hadlima label for Hadlima does not include hidradenitis suppurativa and uveitis indications. Organon has worldwide commercialization rights to Hadlima in countries outside the EU, Korea, China, Turkey, and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting Organon to launch Hadlima in the United States in June 2023 and outside the United States starting in 2021. Hadlima is currently approved in the United States, Australia, Canada, Israel, and Saudi Arabia, and was launched in Australia and Canada in 2021. Hadlima was approved by the FDA in July 2019 as a low-concentration (50mg/ml) formulation. In January 2022, the FDA accepted for review the supplemental Biologics License Application (sBLA) for a citrate-free, high concentration (100mg/ml) formulation of Hadlima, a biosimilar candidate referencing Humira² (adalimumab).

Brenzys¹ (SB4)

Brenzys¹ (etanercept) is a TNF antagonist biosimilar to Amgen / Pfizer's Enbrel² (etanercept) product, approved for use in certain patients for the treatment of rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis and plaque psoriasis. Organon has commercialization rights to Brenzys¹ in countries outside the EU, Korea, China, Japan and the United States, and it is currently approved and commercialized in Australia, Canada, Brazil and Israel.

Renflexis (SB2)

Renflexis™ (infliximab-abda) is a TNF blocker biosimilar to Johnson & Johnson's Remicade² (infliximab) product, approved for use in certain patients for the treatment of Crohn’s disease, pediatric Crohn's disease, ulcerative colitis, pediatric ulcerative colitis, rheumatoid arthritis in combination with methotrexate, ankylosing spondylitis, psoriatic arthritis and plaque psoriasis. Organon has worldwide commercialization rights to Renflexis² in countries outside the EU, Korea, China, Turkey and Russia, and it is currently approved and commercialized in the United States, Australia and Canada.

Aybintio (SB8)

Aybintio (bevacizumab) is a vascular endothelial growth factor inhibitor biosimilar to Roche’s Avastin² (bevacizumab) product. Aybintio is currently approved and commercialized in the EU for use in certain patients with metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. Organon has commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain. Organon cannot currently predict the timing of any filing, approval or launch of Aybintio in the United States nor does it know when such timing would be determined.

Ontruzant (SB3)

Ontruzant (trastuzumab-dttb) is an HER2 / neu receptor antagonist biosimilar to Roche’s Herceptin² (trastuzumab) product. Ontruzant was approved by the FDA in January 2019 for the treatment of HER2 overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma consistent with Herceptin², and by the European Medicines Agency ("EMA") in November 2017 as the first trastuzumab biosimilar approved in Europe. Samsung Bioepis reached a global settlement with Roche in June 2019 allowing for Organon to launch Ontruzant worldwide. Organon has worldwide commercialization rights to Ontruzant in countries outside of Korea and China.

Established Brands Portfolio

Established brands represents a broad portfolio of mature brands across multiple therapeutic areas and geographies that are generally beyond market exclusivity. Organon's established brands portfolio contributed approximately $4.1 billion of product sales in 2021, of which approximately 92%, or $3.7 billion, generated outside the United States. These figures reflect the reduced administration of many products within established brands as a result of the COVID-19 pandemic. Generic competition varies significantly across geographies.

Cardiovascular

In 2021, Organon's cardiovascular portfolio accounted for $1.6 billion, or approximately 26%, of product sales, nearly all of which were generated outside the United States.

Organon's cardiovascular portfolio consists of several cholesterol-modifying medicines, including: Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside the United States; Atozet™ (ezetimibe and atorvastatin)¹, which is marketed in certain countries outside the United States; Rosuzet™ (ezetimibe and rosuvastatin), which is also marketed in certain countries outside the United States; and Zocor™ (simvastatin), which is also available in certain countries outside the United States, including China. Organon's portfolio also includes Cozaar® and Hyzaar® (losartan and losartan / hydrochlorothiazide), which are cardiovascular drugs for the treatment of hypertension.

Respiratory

In 2021, Organon's respiratory portfolio accounted for $1.0 billion, or approximately 16% of product sales, with approximately 77%, or $773 million, generated outside the United States.

Organon's respiratory portfolio is comprised of several treatments used to control and prevent symptoms caused by asthma, including: Singulair® (montelukast sodium), Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™ in certain markets outside the United States, and Asmanex® (mometesone furoate).

Organon's portfolio also includes several products that treat seasonal allergic rhinitis, including: Singulair (montelukast sodium), Nasonex® (mometasone), and Clarinex® (desloratadine)², which is marketed as Aerius™ outside of the United States. Organon currently owns prescription rights for Clarinex² in the United States and Aerius in markets around the world.

Dermatology, Bone Health and Non-Opioid Pain Management

In 2021, Organon's dermatology, bone health and non-opioid pain management portfolios accounted for $830 million, or approximately 13%, of product sales, nearly all of which were generated outside the United States. Organon's dermatology portfolio consists of two core products, including Diprosone™ (betamethasone cream)¹, a corticosteroid approved for treatment in relief of skin conditions, and Elocon® (mometasone cream), a topical prescription medicine approved for treatment in relief of inflammation and other symptoms caused by certain skin conditions. Organon's bone health portfolio includes Fosamax® (alendronate sodium), a bisphosphonate medicine used for the treatment and prevention of osteoporosis in postmenopausal women and to increase bone mass in men with osteoporosis. Organon's non-opioid pain management portfolio consists of three core products, including: Arcoxia™ (etoricoxib)¹, a selective cyclooxygenase-2 inhibitor used for acute and chronic treatment of conditions such as acute pain, osteoarthritis and rheumatoid arthritis, Diprospan™ (betamethasone)¹, an injectable glucocorticoid drug approved for treatment of conditions such as bursitis, dermatological disorders and inflammatory conditions, and Celestone™ (betamethasone injectable suspension)¹, a sterile aqueous suspension approved for treatment of inflammation and conditions such as endocrine disorders and gastrointestinal diseases.

Other Established Brands

This portfolio covers Organon's other mature products, some of which remain significant to Organon's product portfolio, including products such as Proscar® (finasteride) and Propecia® (finasteride). Proscar, used for the treatment of symptomatic benign prostatic hyperplasia (BPH) in men with an enlarged prostate, accounted for $117 million of Organon's sales in 2021. In addition, Propecia, used for the treatment of male pattern hair loss, accounted for $136 million of Organon's sales in 2021. Nearly all sales of Proscar and Propecia were generated outside the United States.

Research and Development

Organon's development strategy seeks to achieve business continuity with its brands and unlock value from its existing products by utilizing Organon's technical expertise to pursue new indications, new formulations and new geographies. As part of Organon's strategy for growth and improved operating leverage position, Organon expects to identify scientific collaborations and acquisitions to develop early and late-stage assets and enhance its pipeline. During the year ended December 31, 2021, Organon entered into a license agreement with ObsEva and acquired Forendo Pharma to further strengthen Organon’s pipeline assets.

Organon relies on internal scientific expertise and close collaborations with partners, and expects to advance product development opportunities, data generation, product registration, and licensing on a global scale.

Sales, Marketing and Distribution Capabilities

Sales and Marketing

Organon has approximately 4,030 employees worldwide focused on commercialization activities, such as marketing, direct selling, digital and omni-channel and insight generation, covering data stewardship, data analytics and data science. Organon has experienced marketers, pricing and access professionals, and data scientists across geographies that Organon is implementing localization and execution of its global brand and business strategies. Organon believes its commercialization capabilities allow it to execute customer engagement strategies optimized across preferred channels and aimed at health care providers, patients and payors. Organon's global and local marketing employees focus on building an integrated digital ecosystem that coordinates engagement across all channels. These engagements include direct face–to–face engagement, virtual engagement, email, social media and Organon's websites. In addition, Organon believes it has the knowledge, capabilities, and resources to achieve optimal local market access for its portfolio in a changing external environment.

Organon has a trade channel strategy that provides a robust capability framework for Organon's activities, including in the selection of channel partners, commercial terms and supportive health care services that promote the efficient, safe and cost-effective delivery of Organon's products. Organon has significant insight into the use of newer technologies such as blockchain, and the use of valuable patient services such as patient adherence programs that can further drive value in collaboration with Organon's trade partners.

Organon does not have any single customer that, if such customer were lost, would have a material adverse effect on Organon's business.

Distribution

Organon's global network enables it to distribute products directly and indirectly to patients in more than 140 countries and territories, including through Organon's regional distribution centers. Organon sells its pharmaceutical products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies, pharmacies, and managed health care providers, such as health maintenance organizations, pharmacy benefit managers and other institutions. Organon also sells its pharmaceutical products through third-party distributors and agents for smaller markets. Organon's professional representatives communicate the effectiveness, safety and value of Organon's pharmaceutical products to health care professionals in private practice, group practices, hospitals and managed care organizations.

Manufacturing Capabilities and Global Supply Chain

Organon has high quality manufacturing capabilities, including development and improvement of manufacturing processes. Organon’s principal manufacturing capabilities include formulation, fill-and-finishing of products, packaging of products, and distribution and supply to patients in more than 140 countries and territories.

Internal Manufacturing Capabilities

Organon owns and operates six manufacturing sites, as shown in the table below, where it manufactures a range of pharmaceutical products, including hormonal products, sterile formulations, and certain medical device combination products.

Site	Predominant Area of Focus
Campinas, Brazil	Women’s health, cardiovascular and respiratory
Cramlington, UK	Cardiovascular and respiratory
Heist, Belgium	Respiratory, dermatology and pain
Oss Pharma, the Netherlands	Women’s health
Pandaan, Indonesia	Cardiovascular, respiratory and dermatology
Xochimilco, Mexico	Cardiovascular and respiratory

A majority of Organon's internal manufacturing sites have long-standing, deep technical capabilities across the broad base of manufacturing platforms that are required to support Organon's product portfolio. Organon's specialized manufacturing capabilities include oral solid dosage manufacturing, liquids, ointments and creams manufacturing, aseptic processing of hormonal products, extrusion technology, inhaler and implant medical device combination products, and packaging to facilitate speed to market as well as more direct control of quality and compliance. Organon also continues to manufacture a range of Merck products at each of Organon's six manufacturing sites pursuant to an agreement with Merck entered into at the time of the spinoff.

Global Supply Chain

Organon manages its global supply chain through a centralized supply planning organization and regional demand management, distribution and logistics teams structured around North America, Europe, Middle East and Africa, Asia-Pacific and Latin America. Organon's global commercial and manufacturing teams collaborate on various operational efficiency initiatives, including yield improvements, procurement savings, site synergies, manufacturing support rationalization and supply chain distribution optimization, each intended to improve Organon's leverage position.

Organon purchases certain raw materials, active pharmaceutical ingredients, components, devices and other supplies necessary for the commercial production of its products from a variety of third-party suppliers. Organon utilizes third-party contract manufacturers for packaging, formulation and fill-and-finish for its products. Organon also utilizes a combination of logistics service providers as part of its global supply chain, primarily for storage and for shipping and delivering raw materials, intermediate goods and finished goods between internal sites and from production sites to customers.

In order to satisfy the manufacturing and regulatory requirements for the breadth of products in Organon's portfolio, a number of Organon's materials and components are sole-sourced. Certain of these sole-sourced materials are critical to Organon's key products, including women’s health and legacy brands. Organon sources 100% of its active pharmaceutical ingredients externally and portions of its drug product. While the majority are single sourced, they are from established pharmaceutical suppliers with whom Organon has significant experience. In particular, Organon relies heavily on one supplier for formulation and/or packaging as Organon's gateway to sales in both Japan and China.

To mitigate supply risk, Organon aims to have a conservative inventory posture and to keep an internal function focused on maintaining an external manufacturing network with operational, quality, technology and procurement capabilities. This function is responsible for identifying, developing and assessing the performance of Organon's suppliers such that they meet quality expectations and satisfy their contractual obligations to Organon. In addition, this function provides rapid response support for potential supply issues. Organon also has an established risk management framework, which is intended to assess and mitigate risk elements across Organon's supply chain.

Organon's manufacturing network and supply chains are designed to provide it with a flexible and scalable global platform for continued expansion, including in emerging markets. Organon believes its extensive manufacturing and supply chain expertise and capabilities positions it well to provide critical therapies for distribution worldwide and to meet growing demand over the long-term.

Quality Management

Organon's facilities and supporting functions, along with its external contractors, suppliers, and partners, make up an integrated, interdependent global network that is dedicated to consistently delivering compliant, reliable product supply to health care providers and patients. Organon has one quality management system deployed globally that enables the development, manufacturing, packaging, labeling, handling, and distribution of Organon's products such that they conform to applicable regulatory requirements in every country it serves. Organon's quality management system is designed to promote and facilitate regulatory and operational excellence, anticipate risks, and prepare the network to effectively respond and adapt to emerging trends.

Human Capital

Organon's human resources organization is led by an experienced team that monitors its employee base and sets annual targets for managing its human capital, including employee retention, engagement, and training targets. The Talent Committee of Organon's Board regularly reviews and discusses with management Organon's diversity, inclusion and leadership development initiatives, objectives, and progress.

Organon has established benefit and incentive compensation plans, including comprehensive medical and life insurance coverage, 401(k) matching programs and other incentive compensation programs that Organon believes align employee incentives directly with Organon's future performance.

As of December 31, 2021, Organon had approximately 9,300 employees worldwide with approximately 1,400 (15.5%) employees in the United States (including Puerto Rico). Approximately 85% of Organon's employees work in key functional areas (Commercial, Research & Development, and Manufacturing/Supply) and 15% are in support functions. Organon has approximately 4,030 employees worldwide focused on commercialization activities, such as marketing, direct selling, digital and omni-channel and insight generation, covering data stewardship, data analytics and data science, and approximately 700 employees are focused on clinical development, safety, and medical affairs and product registration.

Organon strives to build a strong culture with inclusion and belonging at its core, believing that this is fundamental to success and future innovation. More than 30% of Organon's U.S. employees identify as part of an underrepresented ethnic group. Organon supports its workforce through innovative talent and performance programs and have additionally founded ten Employee Resource Groups. Organon also regularly assess its employees’ experience, including measures of engagement, well-being, inclusion, and core cultural values through annual surveys and regular check-ins.

Organon's employees are at the core of its mission to improve the health of women and, given Organon's global nature, it has a strong focus on female representation. Globally, over 50% of Organon's employees are female, and women comprise 50% of Organon's senior leadership (50% Board of Directors; 50% Executive Committee).

Intellectual Property

Patents, Trademarks and Licenses

Patent protection is important to the marketing of certain of Organon's products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for, or intermediates useful in, the manufacture of products, devices for delivering products, or the uses of products. Protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries, and may be extended in some jurisdictions based upon the period of time a patented product is under regulatory review by the relevant health authority. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

In particular, Organon considers the patents that cover the rod technology in Nexplanon to be material to Organon's business. Such device patents will expire in 2027 in the United States and in 2025 in other countries around the world. There are currently no contested proceedings or third-party claims that involve these patents. Organon has been granted a license from Merck for Nexplanon / Implanon NXT that permits use of the underlying technology solely as a contraceptive implant containing only the active pharmaceutical ingredient currently used in the product. Additionally, in December 2021, Organon signed a supplemental license with Merck that provides a limited expansion of the fields in which it may use the underlying technology of Nexplanon / Implanon NXT beyond contraception in exchange for milestone payments.

While the expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use or delivery of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the

United States and certain other countries, market or data exclusivity that may be available under relevant law. The effect of product patent expiration on pharmaceutical products also depends upon many other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Additions to market or data exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by an increase in the number of incentives for and use of generic products. Additionally, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties.
For further information with respect to Organon's patents, see the sections entitled "Risk Factors" and Note 12 "Contingencies—Patent Litigation" to the Financial Statements included in this report.

Worldwide, all of Organon's important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalty income in 2021 on patent and know-how licenses and other rights amounted to $6 million. Organon also incurred royalty expenses totaling $15 million in 2021 under patent and know-how licenses Organon holds.

Privacy and Data Protection

Organon is subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on Organon's ability to transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve. There are privacy and data protection frameworks in both developed and emerging markets with the potential to directly affect Organon's business. These include, for instance, the EU General Data Protection Regulation ("GDPR"), which went into effect in May 2018 and imposes penalties of up to 4% of global revenue; China's Personal Information Protection Law ("PIPL"), which came into effect November 1, 2021; and U.S. state privacy laws, such as the California Consumer Privacy Act, which became effective January 1, 2020, and has been amended and strengthened by the California Privacy Rights Act, which comes into force January 1, 2023. Additional privacy and data protection laws will come into force in upcoming years, for instance, Virginia's Consumer Data Protection Act, Colorado's Privacy Act, and United Arab Emirates' Protection of Personal Data Protection. These changing requirements could cause Organon to incur substantial costs or require it to change its business practices or compliance procedures in a manner adverse to Organon's business.

Competition and the Health Care Environment

Competition

The markets in which Organon conducts its business and the pharmaceutical industry in general are highly competitive and highly regulated. Organon's competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug manufacturers. Organon's operations may be adversely affected by generic and biosimilar competition as Organon's products mature, as well as technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the generic availability of competitors' branded products and new information from clinical trials of marketed products or post-marketing surveillance. In addition, patent rights are increasingly being challenged by competitors and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the payment of royalties or in the recognition of an impairment charge with respect to intangible assets associated with certain products. Competitive pressures have intensified as pressures in the industry have grown.

To remain competitive, the additional resources required to meet market challenges include quality control, flexibility to meet buyer specifications, an efficient distribution system and a strong technical information service. Organon plans to acquire and market products through external alliances, such as licensing arrangements and collaborations, and has designed its sales and marketing efforts to address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product displacements, even for products protected by patents.

Health Care Environment

Global efforts toward health care cost containment continue to exert pressure on product pricing and market access.

Health Care Programs

The United States enacted major health care reform legislation in 2010 in the form of the Affordable Care Act (the "ACA"). The ACA increased the mandated Medicaid drug rebate from 15.1% to 23.1%, expanded the rebate to Medicaid-managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program. The ACA, as amended, also requires pharmaceutical manufacturers to pay 70% of the negotiated price of the medicine, including biosimilar products, when Medicare Part D beneficiaries are in the Medicare Part D coverage gap (i.e., the so-called "donut hole provision"). Organon recorded approximately $17 million, $24 million and $30 million as a reduction to revenue in 2021, 2020 and 2019, respectively, related to the donut hole provision. In addition, pharmaceutical manufacturers are required to pay an annual non-tax deductible branded prescription drug fee. The total annual industry fee was $2.8 billion in the years 2019 through 2021. The fee is assessed on each company in proportion to its share of prior year branded pharmaceutical sales to certain government programs, including Medicare and Medicaid. Organon recorded approximately $10 million, $4 million and $6 million of costs within selling, general and administrative expenses in 2021, 2020 and 2019, respectively, for the annual health care reform fee. In February 2016, the CMS (Centers for Medicare & Medicaid Services) issued the Medicaid Drug Rebate Final Rule, which provided comprehensive guidance on the calculation of Average Manufacturer Price ("AMP") and Best Price—two metrics utilized to determine the rebates drug manufacturers are required to pay to state Medicaid programs. Under this Final Rule, CMS requires manufacturers to include sales to the U.S. Territories in the calculation of AMP and Best Price; however, that provision has been delayed several times and currently is scheduled to take effect on January 1, 2023.

On December 31, 2020, CMS published a Final Rule on the Medicaid Drug Rebate Program, which, among other things, introduced for the first time a regulatory definition of the terms "line extension" and "new formulation." CMS defined "line extension" as ''a new formulation of the drug, but does not include an abuse-deterrent formulation of the drug[.]" CMS adopted an expansive definition of "new formulation" to include ''a change to the drug, including, but not limited to: an extended release formulation or other change in release mechanism, a change in dosage form, strength, route of administration, or ingredients." This expanded definition may result in certain of Organon's drugs being subject to a higher Medicaid rebate liability. The new definitions of "line extension" and "new formulation" took effect on January 1, 2022. Finally, the provisions of this December 2020 Final Rule also may affect rebates owed under the Medicaid Drug Rebate Program in certain circumstances where accumulator adjustment or similar programs are applied to Organon's drugs and the value of Organon's assistance programs, which is intended for patients, is not counted towards the patient’s deductible or other out-of-pocket costs.

Other Legislative Changes

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include automatic 2% aggregate reductions in Medicare payments to providers, which results in an overall reduction in physician reimbursement from 106% of Average Sales Price ("ASP") to 104.3% of ASP. This change is part of the federal budget sequestration under the Budget Control Act of 2011, which went into effect in April 2013. The sequestration was temporarily halted from May 1, 2020 to March 31, 2022 as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, and the Protecting Medicare and American Farmers from Sequester Cuts Act ("PMAFSCA"). The CARES Act extended sequestration through Fiscal Year 2030, and the PMAFSCA will phase-in a 1% sequestration from April 1, 2022 to June 30, 2022. The PMAFSCA further provides that a 2.25% sequestration would apply to payments made during the first six months of fiscal year 2030, and a 3% sequestration would apply to payments made during the final six months of fiscal year 2030. Organon cannot predict how these and future adjustments to sequestration, and the way in which these laws impact physician reimbursement for Organon's products, will affect Organon's profitability.

Drug Pricing

Organon also faces increasing pricing pressure globally from managed care organizations, government agencies and programs that could negatively affect Organon's sales and profit margins, including, in the United States (i) practices of managed care organizations, federal and state exchanges and institutional and governmental purchasers, and (ii) federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the ACA. For example, in November 2020, the OIG issued a Final Rule that would have, effective January 1, 2022, eliminated the Anti-Kickback Statute safe harbor for rebates paid to Medicare Part D plans or to pharmacy benefit managers ("PBMs") on behalf of such plans. The effectiveness of this Final Rule was delayed as part of the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021 and requires the Secretary of Health and Human Services not to implement, administer, or enforce the provisions of the Final Rule prior to January 1, 2026. In addition, on November 19, 2021, the House of Representatives passed a version of the Build Back Better Act that includes a provision prohibiting the implementation, administration, or enforcement of the Final Rule beginning on January 1, 2026. As a result, it remains to be seen whether, and to what extent, the provisions of this Final Rule will take effect. While Organon cannot anticipate the effects of these changes on the way Organon currently contracts, the new framework could significantly alter the way Organon does business with Part D Plan Sponsors and PBMs on behalf of such plans.

In 2020, the FDA issued a final rule implementing provisions of Section 804 of the Federal Food, Drug, and Cosmetic Act (the "FDCA"), which allows the commercial importation of certain prescription drugs from Canada through

FDA-authorized, time-limited programs sponsored by states or Indian tribes and, in certain future circumstances, pharmacists and wholesalers. At that time, the FDA also released a final guidance for industry detailing procedures for drug manufacturers to import FDA-approved prescription drug, biological, and combination products that were manufactured abroad and authorized and intended for sale in a foreign country. A trade organization brought suit, which remains pending in federal district court, challenging the commercial importation final rule. These changes could have a material adverse effect on Organon's business, cash flow, results of operations, financial condition, and prospects.

In the United States private sector, consolidation and integration among health care providers is a major factor in the competitive marketplace for pharmaceutical products. Health plans and PBMs have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Private third-party insurers, as well as governments, employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for Organon's products or obtaining such placement at unfavorable pricing could adversely affect revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies are also increasingly imposing utilization management tools, such as clinical protocols requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. These same management tools are also used in treatment areas in which the payor has taken the position that multiple branded products are therapeutically comparable. As the United States payor market concentrates further and as more drugs become available in generic form, pharmaceutical companies may face greater pricing pressure from private third-party payors. In addition, other proposals that allow international reference pricing or, under certain conditions, the importation of medicines from other countries may be considered.

European Union

Pricing and reimbursement of medicinal products is not harmonized at the EU level, but rather controlled by individual EU Member States. In addition, a majority of countries in the EU attempt to contain drug costs by engaging in reference pricing in which authorities examine pre-determined markets for published prices of drugs. Reference pricing may either compare a product’s prices in other markets (external reference pricing) or compare a product’s price with those of other products in a national class (internal reference pricing). The authorities then use the price data to set new local prices for brand-name drugs, including Organon's. Guidelines for examining reference pricing are usually set in local markets and can be changed pursuant to local regulations. Some EU Member States have established free-pricing systems, but regulate the pricing for drugs through profit control plans. Others seek to negotiate or set prices based on the cost-effectiveness of a product or an assessment of whether it offers a therapeutic benefit over other products in the relevant class. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In some EU Member States, cross-border imports from low-priced markets also exert competitive pressure that may reduce pricing within an EU Member State.

Additionally, EU Member States have the power to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement. In the EU, reimbursement plans vary widely from EU Member State to EU Member State. Some EU Member States provide that drug products may be marketed only after agreement on a reimbursement price. Some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to already available therapies, or so-called health technology assessments ("HTA"), to obtain reimbursement or pricing approval. The HTA of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in most EU Member States. The HTA process, which is governed by the national laws of these countries, involves the assessment of the cost-effectiveness, public health impact, therapeutic impact and/or the economic and social impact of use of a given pharmaceutical product in the national health care system of the individual country. Ultimately, HTA measures the added value of a new health technology compared to existing ones. The outcome of HTAs regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to these pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of Organon's products may mean that the product is not reimbursable or may force Organon to reduce Organon's reimbursement price or offer discounts or rebates. A negative HTA by a leading and recognized HTA body could also undermine Organon's ability to obtain reimbursement for the relevant product outside a jurisdiction. For example, EU Member States that have not yet developed HTA mechanisms may rely to some extent on the HTA performed in other countries with a developed HTA framework to inform pricing and reimbursement decisions. HTA procedures require additional data, reviews and administrative processes, all of which increase the complexity, timing and costs of obtaining product reimbursement and exert downward pressure on available reimbursement.

To obtain reimbursement or pricing approval in some EU Member States, Organon may be required to conduct studies that compare the cost-effectiveness of Organon's product candidates to other therapies that are considered the local standard of care. There can be no assurance that any EU Member State will allow favorable pricing, reimbursement and market access conditions for any of Organon's products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

Brexit

In 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of that referendum and subsequent negotiations, the UK left the EU on January 31, 2020. A transitional period existed until December 31, 2020, and during this period the EU and the UK operated as if the UK was an EU Member State, and the UK continued to participate in the EU Customs Union allowing for the freedom of movement for people and goods. Since January 1, 2021, the UK has been treated as a third country (i.e., not part of the EU single market or Customs Union) and is no longer bound by any EU laws (although the UK retained existing EU legislation in its national legislation). However, the Northern Irish Protocol currently provides that certain EU laws have effect in Northern Ireland and that Northern Ireland is within the EU single market.

On December 24, 2020, the EU and the UK agreed to a Trade and Cooperation Agreement ("TCA"). The TCA sets out the new arrangements for trade of goods, including medicines and vaccines, which allows goods to continue to flow between the EU and the UK. The TCA provisionally applied from January 1, 2021 and was permanently in force from May 1, 2021. As a result of the TCA, Organon's operations have not been materially adversely affected by Brexit.

Japan

In Japan, the pharmaceutical industry is subject to government-mandated biennial price reductions of pharmaceutical products. Furthermore, the government can order re-pricings for specific products if it determines that use of such products will exceed certain thresholds defined under applicable re-pricing rules.

China

Organon's business in China has grown rapidly in the past few years, and the importance of China to Organon's overall pharmaceutical business has increased accordingly. Continued growth of Organon's business in China is dependent upon ongoing development of a favorable environment for innovative pharmaceutical products, sustained access for Organon's current in-line products, and the absence of trade impediments or adverse pricing controls. In recent years, the Chinese government has introduced and implemented several structural reforms to accelerate the shift to innovative products and reduce costs. Since 2017, there have been multiple new policies introduced by the government to improve access to innovation, reduce the complexity of regulatory filings, and accelerate the review and approval process. This has led to a significant increase in the number of new products being approved each year. Additionally, in 2017, the Chinese government updated the National Reimbursement Drug List for the first time in eight years. While the mechanism for drugs being added to the list evolves, inclusion may require a price negotiation which could impact the outlook in the market for selected brands. In 2020, drugs were added to the National Reimbursement Drug List through double-digit price reductions.

While pricing pressure has always existed in China, health care reform has increased this pressure in part due to the acceleration of generic substitution through volume-based procurement ("VBP"). In 2019, the government implemented the VBP program through a tendering process for mature products which have generic substitutes with a Generic Quality Consistency Evaluation approval. Mature products that have entered into the first six rounds of VBP have had, on average, a price reduction of approximately 50%. Organon expects VBP to be a semi-annual process that will have a significant impact on mature products moving forward.

Other Markets

Organon's focus on other markets has continued. Governments in many other markets are also focused on constraining health care costs and have enacted price controls and measures impacting intellectual property, including in exceptional cases, threats of compulsory licenses that aim to put pressure on the price of innovative pharmaceuticals or result in constrained market access to innovative medicine. Organon anticipates that pricing pressures and market access challenges will continue in the future to varying degrees in such markets.

Beyond pricing and market access challenges, other conditions in certain countries outside the United States can affect Organon's efforts to continue to grow in these markets, including potential political instability, changes in trade sanctions and embargoes, significant currency fluctuation and controls, financial crises, limited or changing availability of funding for health care, credit worthiness of health care partners such as hospitals due to COVID-19, and other developments that may adversely impact the business environment for Organon. Further, Organon may engage third-party agents to assist in operating in such markets, which may affect Organon's ability to realize continued growth and may also increase Organon's risk exposure.

In addressing cost containment pressures, Organon engages in public policy advocacy with policymakers and continues to work to demonstrate that its medicines provide value to patients and to those who pay for health care. Organon advocates with government policymakers to encourage a long-term approach to sustainable health care financing that ensures access to innovative medicines and does not disproportionately target pharmaceuticals as a source of budget savings. In markets with historically low rates of health care spending, Organon encourages those governments to increase their investments and adopt market reforms to improve their citizens' access to appropriate health care, including medicines.

Regulation of Organon's Products

The pharmaceutical and medical device industries are also subject to regulation by regional, country, state and local agencies around the world, focused on standards and processes for determining drug and device safety and effectiveness, as well as conditions for sale or reimbursement.

Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals and medical devices. In some cases, the FDA requirements and practices have increased the amount of time and resources necessary to develop new products and bring them to market in the United States. At the same time, the FDA has committed to expediting the development and review of products bearing the ''breakthrough therapy" designation, and established other expedited programs to support the development, review, and approval of medicines where there is unmet medical need in serious and life-threatening conditions. The FDA has also undertaken efforts to bring generic and biosimilar competition to market more efficiently and in a timelier manner.

The EU has adopted directives and other legislation concerning the classification, approval for marketing, labeling, advertising, manufacturing, wholesale distribution, integrity of the supply chain, pharmacovigilance and safety monitoring of medicinal products for human use. These provide mandatory standards throughout the EU, which may be supplemented or implemented with additional regulations by the EU Member States. In particular, EU regulators may approve products subject to several post-authorization conditions. Examples of typical post-authorization commitments include additional pharmacovigilance, the conduct of clinical trials, the establishment of patient registries, physician or patient education and controlled distribution and prescribing arrangements. Non-compliance with post-authorization conditions, pharmacovigilance and other obligations can lead to regulatory action, including the variation, suspension or withdrawal of the marketing authorizations, or other enforcement or regulatory actions, including the imposition of financial penalties. Organon's policies and procedures are already consistent with the substance of these directives; consequently, Organon believes that they will not have any material effect on Organon's business.

Organon believes that it will continue to be able to conduct its operations, including launching new drugs and devices, in this regulatory environment.

FDA Regulation

Drugs and Biologics

Industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds suitable for pharmaceutical use through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on pre-clinical and clinical investigations are included in the New Drug Application ("NDA") for a drug or the Biologics License Application ("BLA") for a biologic, and submitted to the FDA for the required approval.

Once scientists identify internal technology development opportunities or external technology licensing opportunities to enable improvement of existing products or development of new products, pre-clinical testing with that compound is commenced. Pre-clinical testing includes laboratory testing and safety studies in animals to gather data on chemistry, pharmacology, immunogenicity, and toxicology, and must be conducted in compliance with Good Laboratory Practice regulations. Pending acceptable pre-clinical data, Organon will submit an Investigational New Drug ("IND") application to the FDA through a combination of internal and external resources, which includes the results of pre-clinical testing, information about the drug composition and manufacturing, and Organon's plan for clinical testing on humans. After submission of the IND, Organon must wait 30 days before initiating clinical testing so that the FDA can review the IND and determine that clinical testing will not expose human subjects to unreasonable risk. The FDA may impose a full or partial hold on an IND before or after it goes into effect, requiring that Organon halt clinical testing in accordance with the hold. Once an IND goes into effect, Organon will then initiate clinical testing under the supervision of qualified investigators in accordance with established regulatory requirements, including Good Clinical Practice regulations. The clinical testing typically begins with Phase 1 studies, which are designed to assess safety, tolerability, pharmacokinetics and preliminary pharmacodynamic activity of the compound in humans. If favorable, additional, larger Phase 2 studies are initiated to determine evidence of the efficacy of the compound in the affected population and define appropriate dosing for the compound, as well as identify any adverse effects that could limit the compound’s usefulness. In some situations, the clinical program incorporates adaptive design methodology to use accumulating data to decide how to modify aspects of the ongoing clinical study as it continues without undermining the validity and integrity of the trial. One type of adaptive clinical trial is an adaptive Phase 2a / 2b trial design, a two-stage trial design consisting of a Phase 2a proof-of-concept stage and a Phase 2b dose-optimization finding stage.

If data from the Phase 2 trials are satisfactory, Organon commences large-scale Phase 3 trials to confirm the compound’s efficacy and safety. Another type of adaptive clinical trial is an adaptive Phase 2 / 3 trial design, a study that can include an interim analysis and an adaptation that changes the trial from having features common in a Phase 2 study (such as multiple dose groups) to a design similar to a Phase 3 trial. An adaptive Phase 2 / 3 trial design can reduce timelines by eliminating activities which would be required to start a separate study. Upon completion of Phase 3 trials, if satisfactory, Organon submits regulatory filings with the appropriate regulatory agencies around the world to have the product candidate approved for marketing. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed. After a product receives marketing authorization, the FDA may require Organon to perform post-marketing studies, or Phase 4 studies, which may involve additional clinical trials, nonclinical testing and surveillance programs to monitor the safety of approved products or to provide additional information regarding treatment or a drug’s risks, benefits, or best use.

In the United States, upon completion of clinical testing, a complete NDA or BLA is submitted to the FDA. Within 60 days after receipt, the FDA determines if the application is sufficiently complete to permit a substantive review, or instead if the FDA will issue a refuse to file determination. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Pursuant to the Prescription Drug User Fee Act, the FDA review period target for NDAs or original BLAs is either six months for priority review or 10 months for a standard review from the time the application is deemed sufficiently complete. An additional two months is added to these timelines for new molecular entities. Once the review timelines are determined, the FDA will generally act upon the application within those timelines, unless a major amendment has been submitted (either at Organon's own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than three months. These timelines are not binding, and the FDA may not meet them in particular cases. The FDA can act on an application either by issuing an approval letter or by issuing a Complete Response Letter ("CRL") stating that the application will not be approved in its present form and describing all deficiencies that the FDA has identified. Should Organon wish to pursue an application after receiving a CRL, absent an appeal, Organon is able to resubmit the application with information that addresses the questions or issues identified by the FDA to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission.

The FDA has four primary program designations—Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review—to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the NDA/BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with the same features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. As a condition of approval, the FDA will require a sponsor of a drug receiving accelerated approval to perform Phase 4 or post-marketing studies to verify and describe the predicted clinical benefit, and the drug may be subject to accelerated withdrawal procedures. The Priority Review designation means that the FDA’s goal is to take action on the NDA/BLA within six months compared to 10 months under standard review, with two months added to these periods for new molecular entities.

In addition, the Biologics Price Competition and Innovation Act provides for an abbreviated pathway for obtaining FDA approval of biologic drugs that satisfy certain criteria. If a manufacturer can show that its proposed biosimilar product is highly similar to and has no clinically meaningful differences from the FDA-approved reference product, it can rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for obtaining approval. This can potentially lead to a faster and less costly approval process for these products because it generally means that the biosimilar manufacturer does not need to conduct as many clinical trials.

After the NDA or BLA has been approved, a drug can be marketed in the United States and remains subject to post-marketing drug safety monitoring requirements. Any significant changes to an approved drug, such as changes in formulation, labeling, dosage strength, or certain manufacturing changes, require approval by the FDA through a supplemental application, and for certain significant categories of changes, prior approval by the FDA. Additionally, further development of an approved drug for a new use, dosage strength, or a new or different form must be conducted under a new IND. Organon's activities after approval are subject to the FDA’s requirements governing, among other things, drug establishment registration and listing, labeling and advertising, and current Good Manufacturing Practices ("cGMP") regulations, which set forth minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product. Post-approval reports of product quality defects and adverse events are maintained and submitted to the FDA in accordance with its regulations. The FDA conducts routine inspections of drug manufacturing facilities to monitor compliance with these requirements. Non-compliance with cGMP or other regulatory requirements can lead to regulatory action, including issuance of Warning Letters to Organon or issuance of safety alerts, press releases, or other communications containing warnings about the products; suspension or withdrawal of the marketing authorizations; suspension of any ongoing clinical trials; or other enforcement or regulatory actions, including seeking injunction or imposing civil or criminal penalties or monetary fines.

The FDA regulates the advertising and promotion of Organon's products to ensure that the claims Organon makes are consistent with its regulatory approvals, that there are adequate and reasonable data to substantiate the claims, and that Organon's promotional labeling and advertising are neither false nor misleading in any respect.

As a manufacturer and distributor of drug products, Organon's activities are regulated under various federal and state statutes, including the Drug Quality and Security Act of 2013 (the "DQSA") and state manufacturer and wholesaler laws.

Title II of the DQSA, known as the Drug Supply Chain Security Act, calls for the establishment of a nationwide electronic system that tracks certain prescription drugs at each point in the supply chain to prevent the introduction of counterfeit, adulterated, or mislabeled drugs into the market. Implementation began in 2015 and is scheduled to be completed by 2023. The FDA has issued regulations and guidance implementing the DQSA, which require manufacturers, distributors, and dispensers to comply with various regulatory requirements related to product identification, product tracing, product verification, detection and response, notification, and wholesaler licensing.

Under the Controlled Substances Act (the "CSA"), manufacturers and distributors of controlled substances must maintain registration with the Drug Enforcement Agency ("DEA"), and comply with various regulatory requirements, including maintaining records and inventory, reporting to the DEA, and meeting certain security and operational safeguards. Similar requirements exist in most states.

Medical Devices

The FDA's laws and regulations that govern medical devices include requirements for the design, development, testing, manufacturing, labeling, clinical trials, and pre-market clearance and approval, among other requirements. Medical devices are classified into three classes based on their risk: Class I devices present the least risk; Class II devices present moderate risk; and Class III devices are the highest risk. The regulatory controls and requirements vary by the class of device. All classes of devices are subject to "general controls," which include: establishment registration and device listing, compliance with the design controls and good manufacturing practice requirements of the Quality System Regulation, medical device reporting, reporting of recalls, corrections and removals, and labeling and promotional requirements. Most Class I devices do not require any review by the FDA prior to marketing. Most Class II devices require the submission of a pre-market notification under section 510(k) of the FDCA prior to marketing. Class II devices are also subject to "special controls," which are unique controls the FDA establishes for each device type, typically in the form of a guidance document that specifies requirements such as performance testing and labeling. Class III devices require FDA approval of a pre-market approval application ("PMA") prior to marketing and are subject to conditions of approval (which may include post-market study requirements or restrictions on the sale and distribution of the device). Devices that have not previously been classified are automatically Class III. However, if the device is low- or moderate-risk, the manufacturer can submit a de novo classification request asking the FDA to classify the device into Class I or Class II and authorize the marketing of the device.

A 510(k) pre-market notification must demonstrate that the proposed device is "substantially equivalent" to a predicate device already on the market. Substantial equivalence means that the proposed device: (1) has the same intended use as the predicate device; and (2) either (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, but does not raise different questions of safety and effectiveness than the predicate device and data demonstrate the proposed device is as safe and effective as the predicate device. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not "substantially equivalent" to a previously cleared device, or if the FDA has not classified the device, the device is automatically a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a classification into Class I or II via a de novo classification request. A de novo classification request must describe the risks and benefits of the device and demonstrate that general controls (for a Class I device) or general and special controls (for a Class II device) provide reasonable assurance of safety and effectiveness. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) pre-market notifications. Such clinical testing must be conducted in compliance with the FDA's investigational device exemption ("IDE") regulations and additional regulations pertaining to human research. If the device is a "significant risk" device, clinical trial sponsors must obtain the FDA's approval of an IDE application prior to commencing the study. IDE approval is not required for non-significant risk device studies. All device clinical trials are subject to additional requirements, including obtaining informed consent from study subjects and approval by institutional review boards, monitoring, record-keeping, reporting and submitting information regarding certain clinical trials to a public database maintained by the National Institutes of Health.

Once a device has obtained FDA clearance or approval, certain modifications will require further pre-market review before they can be implemented. For 510(k)-cleared devices (or Class II devices authorized through the de novo classification pathway), any change that could significantly affect the safety or effectiveness of the device or that involves a major change to the device’s intended use requires clearance of a new 510(k) pre-market notification. Manufacturers are responsible for determining whether a modification meets this standard, and for any changes the company determines do not require a 510(k), the rationale and information supporting the determination must be documented. For PMA approved devices, major changes (i.e., those affecting safety or effectiveness) require FDA approval of a PMA supplement. Certain other changes, including some labelling changes and some manufacturing changes, may be implemented with prior notice to the FDA. Other changes may be reported in periodic reports.

Marketed devices are also subject to ongoing FDA regulation. Requirements include those related to establishment registration and device listing, labeling and advertising, unique device identification, and good manufacturing practice and design controls. Device manufacturers are also subject to the FDA’s medical device reporting regulations, which require a manufacturer to report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur, and the FDA’s correction and removal reporting regulations, which require that manufacturers report to the FDA corrections or removals undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA conducts routine inspections of device manufacturing facilities to monitor compliance with these requirements. Non-compliance can lead to informal or formal enforcement action, including Untitled Letters,Warning Letters, fines, injunctions, consent decrees, civil penalties, recalls, detention or seizure of Organon's products, import refusals, and criminal prosecution.

Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, Organon may not promote its products for such "off-label" uses and can only market its products for cleared or approved uses. Both the FDA and the Federal Trade Commission have authority over aspects of medical device promotion and prohibit false or misleading labeling and advertising. Other federal, state or foreign enforcement authorities can also take action under other laws and regulations, such as false claims laws, if they consider Organon's business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, and exclusion from participation in government health care programs.

The Regulatory Approval Process Outside the United States

Before Organon's pharmaceutical products can be marketed outside the United States, they may be subject to regulatory approval similar to that required in the United States. The requirements governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with health care professionals, pricing and reimbursement, may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product, which would make launch of such products commercially unfeasible in such countries. There are also regulations setting out requirements for medical devices in jurisdictions outside the United States. These regulations set out requirements for placing devices on the market, investigations/trials, safety reporting, marketing and promotion.

The European Union

The following section sets out an overview of the regulatory framework for medicinal products and medical devices in the EU. These rules also apply in the additional Member States of the European Economic Area ("EEA"), namely Iceland, Norway and Liechtenstein.

Drug and Biologic Development Process

Like the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC ("Clinical Trials Directive") sought to harmonize the EU clinical trials regulatory framework by setting out common rules for the control and authorization of clinical trials in the

EU, EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. Therefore, the EU has adopted Regulation (EU) No 536/2014 ("Clinical Trials Regulation"). The Clinical Trials Regulation will (subject to certain transition periods that allow some clinical trials to continue to be governed under the Clinical Trials Directive) repeal and replace the Clinical Trials Directive as of January 31, 2022.

Under the Clinical Trials Directive, before a clinical trial can be initiated, it must be approved in each EU Member State where there is a site at which the trial is to be conducted by two separate entities: the National Competent Authority ("NCA"), and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or to other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the Clinical Trials Directive, all "suspected unexpected serious adverse" reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

However, under the new Clinical Trials Regulation, the approval of clinical trials in the EU will be simplified and streamlined. For example, the sponsor will submit a single application for approval of a clinical trial via the clinical trials information system. As part of the application process, the sponsor will propose a reporting EU Member State, which will coordinate the validation and evaluation of the application. The reporting EU Member State shall consult and coordinate with the other concerned EU Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned EU Member States. However, a concerned EU Member State can in limited circumstances declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

National laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice ("GCP").

During the development of a pharmaceutical product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use ("CHMP") on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding for any future Marketing Authorization Application ("MAA") of the product concerned. In the EU, the Pediatric Regulation (EC) No 1901/2006 ("Pediatric Regulation") sets out the requirements for testing medicinal products in pediatric populations. In most EU Member States, companies are also required to have an approved Pediatric Investigation Plan before enrolling pediatric patients in a clinical trial.

Drug and Biologic Marketing Authorization Procedures

In the EU, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization ("MA"). MAs can be obtained through the centralized procedure, the mutual recognition procedure, the decentralized procedure, or a national procedure (the latter is available only for pharmaceutical products sold in a single EU Member State only). The primary method Organon uses to obtain a MA of pharmaceutical products in the EU is through the centralized procedure.

The centralized procedure provides for the grant of a single MA by the European Commission ("EC"), which is valid for all EU Member States (and, after respective national implementing decisions, in the three additional EEA Member States). The centralized procedure is compulsory for certain pharmaceutical products, including pharmaceutical products derived from biotechnological processes, orphan pharmaceutical products, advanced therapy pharmaceutical products and products with a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases.

Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, which occur when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Applications may be eligible for accelerated assessment if the CHMP decides the product is of major interest for public health and therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA, and it must issue the decision within 67 days after receipt of the CHMP opinion.

Following the UK's exit from the EU on January 1, 2021, the UK Medicines and Healthcare Products Regulatory Agency ("MHRA") converted centralized MAs into UK MAs that apply in Great Britain (as under the Northern Irish Protocol the EU centralized MAs continue to apply in Northern Ireland). MA holders of the centralized MAs had the right to opt-out of the conversion until January 21, 2021; however, this would mean that these products would not be licensed to be marketed in Great Britain. For those with converted MAs, the holder of these MAs had to submit baseline data to the MHRA and pay the national MA fee. For EU MAs that were granted after January 1, 2021, these MAs will not be automatically converted into UK MAs. However, the MHRA offer some streamlined routes for authorization. For example, for two years from January 1, 2021 the MHRA may rely on the decision of the EC on the approval of a new centralized MA when granted an MA that applies in Great Britain.

If the centralized procedure is not used, then applicants can obtain national marketing authorizations. This can be if a pharmaceutical product falls under the optional scope of the centralized procedure and the applicant opts to use a national (decentralized / mutual recognition) procedure or if the centralized procedure would not apply. The purely national marketing authorization procedure permits a company to apply to the competent authority of a single EU Member State and, if successful, to obtain a MA that is valid only in this EU Member State. However, if the applicant wants a MA in several EU Member States it must use the decentralized or mutual recognition procedure (as applicable) to obtain a suite of national MAs.

The decentralized marketing authorization procedure permits companies to file identical applications for an MA to the competent authorities in several EU Member States simultaneously for a pharmaceutical product that has not yet been authorized in any EU Member State. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference EU Member State, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned EU Member States, are subsequently required to grant MA for their territories based on this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances the matter is submitted to the Coordination Group for Mutual Recognition and Decentralized Procedures - Human for review.

Where a pharmaceutical product has already been authorized for marketing in an EU Member State, this national authorization can be recognized in another EU Member State through the mutual recognition procedure. The EU Member State that has already granted a MA is the reference EU Member State. The holder of the MA then asks the reference EU Member State to either prepare or update an assessment report. As with the decentralized procedure, the assessment report is shared with the concerned EU Member States. These EU Member States must grant the MA unless the exception (on the grounds of potential serious risk to public health) applies.

Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU by the EC in exceptional circumstances. A conditional MA can be granted for pharmaceutical products where, although comprehensive clinical data referring to the safety and efficacy of the pharmaceutical product have not been supplied, a number of criteria are fulfilled: (i) the benefit / risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data post-authorization, (iii) an unmet medical need will be fulfilled by the grant of the marketing authorization and (iv) the benefit to public health of the immediate availability on the market of the pharmaceutical product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA must be renewed annually until it is eventually converted into a standard MA when the holder fulfills any obligations imposed and the data supports that the benefits outweigh its risks.

Alternatively, where the applicant can show it is unable to provide comprehensive data on the efficacy and safety under normal conditions (because the condition is too rare, the state of scientific knowledge and/or it would be contrary to medical ethics), the EC may grant an MA in exceptional circumstances. MAs granted under exceptional circumstances will be reviewed annually to ensure the benefits continue to outweigh the risks. However, they will usually not result in a normal MA as the data to support its granting will never be generated.

All new MAAs must include a Risk Management Plan ("RMP") describing the risk management system that Organon will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports ("PSURs") are routinely available to third parties requesting access, subject to limited redactions.

Normal MAs (i.e., not including Conditional MAs and those granted under exceptional circumstances) have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity for Drugs and Biologics

As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (in the case of marketing exclusivity, even if the pharmaceutical product has already received an MA) and for data exclusivity, prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application. New medicinal products authorized in the EU on the basis of a standalone application (i.e., on the basis of a dossier containing a complete suite of pre-clinical tests and clinical trials) qualify for eight years of data exclusivity and 10 years of marketing exclusivity. An additional noncumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. This product is referred to as the "reference medicinal product."

The data exclusivity period begins on the date of the reference medicinal product's first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the data in the reference medicinal product’s dossier. However, a generic product cannot launch until two (or three, if the reference medicinal product was authorized for an additional indication) years later (or a total of 10 or 11 years after the first MA in the EU of the reference medicinal product).

Another noncumulative one-year period of data exclusivity can be obtained where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. One year of data exclusivity is also available for data generated where a change of classification (i.e., from prescription-only to over the counter) of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials. However, this data exclusivity only protects the new switch data (i.e., when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance, a competent authority will not refer to the results of those tests or trials for one year).

However, data and market exclusivity are not monopoly rights. Therefore, another company could also market another version of the pharmaceutical product if such company can complete a full MAA with their own complete database of pharmaceutical tests, pre-clinical studies and clinical trials (without relying on the other initial applicant’s data) and obtain MA of its product.

Post-Approval Regulation of Drugs and Biologics

Similar to the United States, both MA holders and manufacturers of pharmaceutical products are subject to comprehensive regulatory oversight by the EMA, the EC and / or the national competent authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, distribution, recordkeeping, importing and exporting of pharmaceutical products.

Failure by Organon or by any of its third-party partners, including suppliers, manufacturers and distributors, to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of pharmaceutical products and marketing of such products, both before and after grant of marketing authorization, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an EU MA for a pharmaceutical product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of pharmaceutical products. These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed pharmaceutical products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming, expensive and could impact Organon's profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. EMA reviews PSURs for pharmaceutical products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. The EMA opinion is submitted to the EC for its consideration. If the European Commission agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the marketing authorization holder to fulfill the obligations in the EC’s decision can undermine the on-going validity of the MA.

More generally, noncompliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice ("GMP"). Organon and its third-party manufacturers are also subject to other good manufacturing practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the EMA, the EC, the national competent authorities of EU Member States and other regulatory authorities. Companies may be subject to civil, criminal or administrative sanctions if they fail to comply with these practices. These include suspension of manufacturing authorization in case of non-compliance with the EU or EU Member States’ requirements governing the manufacturing of pharmaceutical products.

Compliance with EU GMP standards is required when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside the EU with the intention to import the active pharmaceutical ingredients into the EU. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.

Sales and Marketing Regulation of Drugs and Biologics

The advertising and promotion of Organon's products is also subject to EU laws, national laws of individual EU Member States and industry self-regulatory codes of conduct concerning promotion of pharmaceutical products, interactions with health care providers, misleading and comparative advertising and unfair commercial practices.

While the laws in individual EU Member States might vary somewhat, in all EU Member States these laws require that promotional materials and advertising in relation to pharmaceutical products comply with the product’s Summary of Product Characteristics ("SmPC") as approved by the competent regulatory authorities. The SmPC is the document that provides information to health care providers concerning the safe and effective use of the pharmaceutical product. It forms an intrinsic and integral part of the marketing authorization granted for the pharmaceutical product. Promotion of a pharmaceutical product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of pharmaceutical products is prohibited in the European Union. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only pharmaceutical products. Enforcement is done on a national basis, in accordance with national rules/codes and is largely on the basis of self-regulation. Penalties for violations of the rules governing the promotion of pharmaceutical products vary between EU Member States but could include public censure, administrative measures, fines and imprisonment. These laws/codes may further limit or restrict the advertising and promotion of Organon's products to the general public and may also impose limitations on its promotional activities with health care professionals.

Anti-Corruption Legislation

In the EU, interactions between pharmaceutical companies and health care providers are also governed by strict laws, regulations, industry self-regulation codes of conduct and health care providers' codes of professional conduct both at the EU level and in the individual EU Member States. Across the EU, the provision of benefits or advantages to health care providers to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the European Union. However, the provision of benefits or advantages to health care providers is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

While many EU Member States permit companies to make payments to health care providers in some circumstances, e.g., when they are used as consultants, certain EU Member States required that such payments must be publicly disclosed. Moreover, agreements with health care providers must often be the subject of prior notification and approval by the physician’s employer, his / her regulatory professional organization, and / or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Medical Device Regulation

In the EU, medical devices are regulated by the European Union Medical Devices Regulation (EU) 2017/745 (“MDR”), which became applicable on May 26, 2021. The MDR and its associated guidance document and harmonize standards and govern, among other things, device design and development, pre-clinical and clinical or performance testing, pre-market conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.

Before a device can be placed on the market in the EU, compliance with the MDR requirements must be demonstrated to affix the Conformité Européene mark ("CE Mark") to the product. To demonstrate compliance with these requirements, a conformity assessment procedure is required, conducted either by the manufacturer (for low risk medical devices only, which are known as Class I devices) or by an organization designated by an EU Member State to conduct conformity assessments known as a Notified Body (for higher risk medical devices, including Class I devices that are sterile and/or have a measuring function, Class IIa, Class IIb and Class III devices). The Notified Body issues a certificate of conformity, which entitles the manufacturer to affix the CE Mark to its devices after having prepared and signed a related EU Declaration of Conformity.

Clinical evidence is required for most medium and high risk devices. In some cases, a clinical study may be required to support a CE marking application. A manufacturer that wishes to conduct a clinical study involving the device is subject to the clinical investigation requirements of the MDR, EU Member State requirements, and current good clinical practices defined in harmonized standards and guidance documents.

After a device is placed on the market, it remains subject to significant regulatory requirements. For CE marked devices, certain modifications to the device or quality system depending on the conformity assessment procedure used must be submitted to and approved by the Notified Body before placing the modified device on the market.

Advertising and promotion of devices is governed by the MDR alongside national laws and guidance and is enforced on a country-by-country basis by National Competent Authorities. The MDR provides that devices may be marketed only for the uses and indications for which they are CE marked. National rules and appetites for enforcement may vary.

Economic Operators, including device manufacturers, must register their establishments and devices in the European data base on medical devices (EUDAMED) database once available. Device manufacturers are also subject to MDR vigilance requirements, which require that a manufacturer report to the relevant Competent Authorities any serious incident involving devices made available on the market and any field safety corrective action in respect of devices made available on the market or undertaken in a third country in relation to a device made available on the market.

Post-Brexit the MDR does not apply in the UK (apart from Northern Ireland, which under the Northern Irish Protocol is bound by certain EU laws). The medical device legislative framework in the UK is set out in the Medical Devices Regulations 2002. The Medical Devices Regulations 2002 replace the CE mark with a UKCA marking (although EU CE marks will be recognized until June 30, 2023), require manufacturers outside the UK to appoint a "UK Responsible Person" if they place devices on the Great British market and more wide-ranging device registration requirements.

Other Markets

Outside the United States, the EU, the EEA and other European Jurisdictions, Organon submits marketing applications to national regulatory authorities. Examples of such are the NMPA in China, the Ministry of Health, Labour and Welfare in Japan, Health Canada, Agência Nacional de Vigilância Sanitária in Brazil, Korea Food and Drug Administration in South Korea and Therapeutic Goods Administration in Australia. Each country has a separate and independent review process and timeline. In many markets, approval times can be longer as the regulatory authority requires approval in a major market, such as the United States or the EU and issuance of a Certificate of Pharmaceutical Product from that market before initiating their local review process.

Climate and Environmental Matters

Organon believes that climate change could present risks to its business. Some of the potential effects of climate change to Organon's business could include increased operating costs due to additional regulatory requirements, changes in supply due to regulatory requirements, physical risks to Organon's facilities, water limitations and disruptions to Organon's supply chain. Some potential risks are integrated into Organon's business planning, including investment in reducing energy, water use and greenhouse gas emissions. Organon does not believe these potential risks are material to its business at this time.

Organon does not have knowledge of any compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on Organon's business. Expenditures for remediation and environmental liabilities are estimated to be approximately $19 million in the aggregate for the years 2022 through 2026. For additional information, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 12 "Contingencies —Environmental Matters" to the Financial Statements included in this report.

Third-Party Agreements

Samsung Bioepis Development and Commercialization Agreement

On February 18, 2013, Merck entered into a development and commercialization agreement with Samsung Bioepis (as subsequently amended, the "Samsung Bioepis Agreement"). All of the rights and obligations of Merck under the Samsung Bioepis Agreement were transferred to Organon in connection with the spinoff. The Samsung Bioepis Agreement grants Organon an exclusive license to commercialize the following pre-specified biosimilars products (with reference products in parenthesis) developed by Samsung Bioepis: Adalimumab (Humira²), Bevacizumab (Avastin²), Infliximab (Remicade²), Trastuzumab (Herceptin²) and Etanercept (Enbrel²). See "Business—Organon's Biosimilars Products" for a description of each product and the geographic areas in which Organon has an exclusive license for regulatory and commercialization activities.

Under the Samsung Bioepis Agreement, Samsung Bioepis is responsible for pre-clinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates. Organon's access rights to each product under the Samsung Bioepis Agreement last for ten years from each such product’s launch date on a market-by-market basis. Unless the parties agree to extend the term, the agreement expires upon the expiration of the last such ten-year period. Organon may terminate the agreement with respect to a particular region or product if a product fails to meet certain milestones in such region. Organon may terminate the agreement upon 60 days' written notice to Samsung Bioepis for a particular presentation of a product in a region if Samsung Bioepis’s revenue share for such product presentation in such region exceeds a certain contractual threshold. Organon may also terminate the agreement upon 60 days’ written notice in the event of a third- party infringement claim that Samsung Bioepis decides to litigate despite Organon's opposition to such litigation.

The agreement may be terminated by either party on 30 days' written notice for a particular product or region if the parties fail to agree upon a strategy regarding third-party patents within six months following written notice by either party of the existence of such patents. The agreement may also be terminated by either party upon written notice if the other party commits a material breach of its obligations by specified actions within its reasonable control and has not cured such breach within 90 calendar days after notice requesting cure of the breach.

The Samsung Bioepis Agreement provides that gross profits are shared equally in all markets except for Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to Organon. The Samsung Bioepis Agreement also provides for payment of certain milestone license fees associated with pre-specified clinical and regulatory milestones to Samsung Bioepis, payment of the supply price for each product to Samsung Bioepis, and an upfront payment to Samsung Bioepis that was completed by Merck at the commencement of the agreement. As of December 31, 2021, there were $25 million in potential future regulatory milestone payments remaining under the agreement. For further information related to the Samsung Bioepis collaboration, see Note 4 "Samsung Collaboration" to the Consolidated Financial Statements included in this report and the Samsung Bioepis Agreement, which is filed as an exhibit to this report.

Additional Information

Organon is a Delaware corporation incorporated on March 11, 2020. Organon's corporate offices are located at 30 Hudson Street, 33rd Floor, Jersey City, New Jersey 07302.

Organon files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other information with the SEC. Organon maintains an investor relations page on its website (www.organon.com) where such filings made pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating Organon and deciding to invest in the Common Stock. Any of the following risks could materially and adversely affect Organon’s results of operations, financial condition and the price of the Common Stock.

Summary of Risk Factors

The following is a summary of the principal risks that could significantly and negatively affect Organon's business, prospects, financial conditions, or operating results. For a more complete discussion of the material risks facing Organon's business, please see below:

Risks Related to Organon's Business

•Organon has a limited history of operating as an independent company, and its historical financial results included elsewhere in this report are not necessarily representative of what its actual financial position or results of operations would have been as an independent company and may not be a reliable indicator of its future results.

•Key products generate a significant amount of Organon's profits and cash flows, and any events that adversely affect the markets for Organon's leading products could adversely affect its results of operations and financial condition.

•Organon faces continued pricing pressure with respect to its products.

•Organon faces intense competition from competitors' products.

•Organon has limited in-house discovery and early research capabilities and will continue to rely on future acquisitions, partnerships and collaborations to expand its innovative pipeline and early discovery and research capabilities, which may limit its ability to discover or develop new products or expand its existing products into new markets to replace the sales of products that lose patent protection and therefore Organon may not be able to maintain its current levels of profitability.

•Organon may experience difficulties identifying acquisition opportunities or completing such transactions.

•Organon or its partners may fail to demonstrate the safety and efficacy of any of its product candidates in pre-clinical and clinical trials, which would prevent or delay development, regulatory approval or clearance, and commercialization of Organon's product candidates.

•Organon may be unable to market its pharmaceutical products or medical devices if it does not obtain and maintain required regulatory approvals or marketing authorizations.

•Developments following regulatory approval or marketing authorization may adversely affect sales of Organon's pharmaceutical products or medical devices.

•Certain of Organon's products currently benefit from patent protection and market exclusivity. When the patent protection and market exclusivity periods for such products expire, a significant and rapid loss of sales from those products is generally experienced. Expiry of patent protection and market exclusivity for products that contribute significantly to Organon's sales will adversely affect its business.

•Organon depends on its patent rights for the marketing of certain of its products, and invalidation or circumvention of Organon's patent rights would adversely affect its business.

•Organon is subject to minimum purchase obligations under certain supply agreements, and if Organon fails to meet those minimum purchase requirements, its financial results may be unfavorably impacted.

•Organon has incurred substantial indebtedness, which could adversely affect its financial condition and results of operations.

•Organon is subject to a number of restrictive covenants under its indebtedness, including customary operating restrictions and financial covenants, which could restrict Organon's ability to pay dividends or adversely affect its financing options and liquidity position.

Risks Related to the Spinoff

•As Organon builds its information technology infrastructure and transitions its data to its own systems, Organon could incur substantial additional costs and experience temporary business interruptions.

•Merck may not satisfy its obligations under various transition agreements that have been or will be executed as part of the spinoff or Organon may not have necessary systems and services in place when certain of the transition agreements expire.

•Potential indemnification liabilities to Merck pursuant to the Separation and Distribution Agreement could adversely affect Organon.

•There could be significant income tax liability if the spinoff or certain related transactions are determined to be taxable for U.S. federal income tax purposes.

•Contractual restrictions limit Organon's ability to engage in certain corporate transactions.

Risks Related to Organon's Common Stock

•The price and trading volume of Organon's Common Stock may be volatile, and stockholders could lose all or part of their investment in Organon.

•Organon cannot guarantee the timing, amount or payment of any dividends on the Common Stock.

•Certain provisions in Organon's amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Organon, which could decrease the trading price of the Common Stock.

•Certain provisions of agreements that Organon entered into with Merck may limit Organon's ability to operate its business.

•Organon's amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Organon's stockholders, and the United States federal district courts as the exclusive forum for claims under the Securities Act, which could limit Organon's stockholders' ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with Organon or its directors, officers or employees.

Risks Related to Organon's Business

Organon has a limited history of operating as an independent company, and its historical financial results included elsewhere in this report are not necessarily representative of what its actual financial position or results of operations would have been as an independent company and may not be a reliable indicator of its future results.

Prior to the spinoff, Merck performed various corporate functions for Organon, including information technology services, research and development, distribution, support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Organon's historical financial results reflect allocations of corporate expenses from Merck for these and similar functions that may be less than the comparable expenses Organon would have incurred had it operated as a separate publicly traded company. Prior to the spinoff, Organon shared economies of scope and scale in costs, employees, vendor relationships and relationships with its partners. While Organon has entered into transition agreements that govern certain commercial and other relationships between it and Merck, those arrangements may not capture the benefits to Organon's business that resulted from being integrated with the other affiliates of Merck.

Key products generate a significant amount of Organon's profits and cash flows, and any events that adversely affect the markets for Organon's leading products could adversely affect its results of operations and financial condition.

Organon's ability to generate profits and operating cash flow depends largely upon the continued profitability of its key products, such as Nexplanon, Cozaar®/Hyzaar®, Singulair® and the Ezetimibe family of products. As a result of

Organon's dependence on key products, any event that adversely affects any of these products or the markets for any of these products could adversely affect Organon's sales, results of operations or cash flows. These adverse events could include increased costs associated with manufacturing, product shortages, increased generic or over-the-counter availability of Organon's products or competitive products, the discovery of previously unknown side effects, results of post-approval trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of these products for any reason. Organon also expects that competition will continue to adversely affect the sales of these products.

Organon faces continued pricing pressure with respect to its products.

Organon faces continued pricing pressure globally and, particularly in mature markets from managed care organizations, government agencies and programs that could adversely affect its sales and profit margins. Organon expects pricing pressure to continue in the future. For example, in the United States, Organon experiences significant pricing pressure from: managed care groups, institutional and governmental purchasers, U.S. federal laws and regulations related to Medicare and Medicaid (including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the ACA and state activities aimed at regulating prices and increasing price transparency). Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. In addition, in the United States, larger customers have received higher rebates on drugs in certain highly competitive categories. Organon must also compete to be placed on formularies of managed care organizations and other payors. Exclusion of a product from a formulary can lead to reduced usage in the population covered by the managed care organization or other payor. Outside the United States, numerous major markets, including the EU, the UK, China and Japan, have pervasive government involvement in health care funding and, in that regard, extensive pricing and reimbursement mechanisms and processes for pharmaceutical products. Consequently, in those markets, Organon is subject to government decision-making and budgetary actions with respect to its products. In China, pricing pressure from the Chinese government has increased, including through a series of health care reforms to accelerate generic substitution. While pricing pressure has always existed in China, health care reforms have increased this pressure in part due to the acceleration of generic substitution through the government’s volume-based procurement ("VBP") and generic quality consistency evaluation ("GQCE") programs. In Japan, the pharmaceutical industry is subject to government-mandated biennial price reductions of pharmaceutical products. Furthermore, the government can order re-pricing for specific products if it determines that use of such product will exceed certain thresholds defined under applicable re-pricing rules.

Organon faces intense competition from competitors' products.

Organon's products face intense competition from competitors' products, including lower cost generic versions of its products that have lost market exclusivity. Competitors' products may be equally safe and as effective as Organon's products but sold at a substantially lower price than Organon's products. Alternatively, Organon's competitors' products may be safer or more effective, more convenient to use, have better insurance coverage or reimbursement levels or be more effectively marketed and sold than Organon's products. Organon's efforts to compete with other companies or Organon's failure to maintain its competitive position could adversely affect its business, cash flow, results of operations, financial condition or prospects.

Organon has limited in-house discovery and early research capabilities and will continue to rely on future acquisitions, partnerships and collaborations to expand its innovative pipeline and early discovery and research capabilities, which may limit its ability to discover or develop new products or expand its existing products into new markets to replace the sales of products that lose patent protection, and therefore Organon may not be able to maintain its current levels of profitability.

Organon has limited in-house discovery and early research staff and facilities, and does not currently intend to extensively hire or acquire such staff or facilities in the near future. Instead, Organon intends to continue to rely on future acquisitions, partnerships and collaborations with third parties to expand its innovative pipeline, existing portfolio and innovation and early research capabilities. Organon intends to grow its business through new indications or formulations of its existing products or expansion of existing products into new markets or new geographies. However, Organon expects that its ability to do so could be limited by the scope of its limited intellectual property licenses for certain women's health products. For example, a license from Merck for Nexplanon permits use of the underlying technology solely as a contraceptive implant containing only the active pharmaceutical ingredient currently used in the product. Additionally, in December 2021, Organon signed a supplemental license with Merck that provides a limited expansion of the fields in which Organon may use the underlying technology of Nexplanon beyond contraception in exchange for milestone payments. Organon may not be able to offset any sales losses for products that lose or do not have exclusivity by growing sales in other markets. If Organon cannot produce sufficient revenues from expansion into new products, new indications or formulations of its existing products or expansion of existing products into new markets or new geographies, then Organon may not be able to maintain its current levels of profitability, and this could adversely affect Organon's business, cash flow, results of operations, financial condition or prospects.

Organon may experience difficulties identifying acquisition opportunities or completing such transactions.

Organon intends to continue pursuing acquisitions of complementary businesses, licensing arrangements and strategic partnerships to expand its product offerings and geographic presence as part of its business strategy. Organon may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and Organon may not realize the expected benefits of any acquisition, license arrangement or strategic partnerships. Such opportunities may relate to products, technologies or operations with which Organon has limited or no historical experience. For example, Organon has not historically engaged in the medical device business, but in June 2021, Organon completed the acquisition of Alydia Health, a commercial-stage medical device company. In identifying, evaluating and selecting acquisition targets, Organon may encounter intense competition from other companies having a business objective similar to Organon's. Many of these companies are well established and have extensive experience identifying and effecting these types of strategic acquisitions. Moreover, some of these competitors may possess greater financial, technical, human and other resources than Organon does. In addition, certain provisions of the tax matters agreement, which are intended to preserve the intended tax treatment of the spinoff and certain related transactions, may discourage, delay or prevent acquisition proposals or otherwise limit Organon's ability to pursue certain strategic transactions or engage in other transactions, including mergers or consolidations, for a period of time following the spinoff. Even if Organon is successful in making acquisitions, the products and technologies Organon acquires may not be successful or may require significantly greater resources and investments than it originally anticipated. Organon could experience negative effects on its results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. Organon could experience difficulties in integrating geographically separated organizations, systems and facilities, and personnel with diverse backgrounds. If an acquired business fails to operate as anticipated or cannot be successfully integrated with Organon's existing business, its business, financial condition, results of operations or cash flows could be materially and adversely affected.

Organon may be unable to market its pharmaceutical products or medical devices if it does not obtain and maintain required regulatory approvals or marketing authorizations.

Organon's activities, including the manufacturing and marketing of its pharmaceutical products and medical devices, are subject to extensive regulation by numerous federal and state governmental authorities in the United States, including the Food and Drug Administration ("FDA"), and by foreign regulatory authorities, including in the EU, the UK, China and Japan. In the United States, the FDA administers requirements covering the laboratory testing, clinical trials, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals and medical devices. Regulation of Organon's pharmaceutical products outside the United States also is primarily focused on drug safety and effectiveness and, in many cases, reduction in the cost of drugs. In addition, regulatory authorities such as the FDA, the EMA, the MHRA, China's National Medical Products Administration ("NMPA") and Japan’s Ministry of Health, Labour and Welfare have increased their focus on safety when assessing the benefit/risk balance of drugs. These regulatory authorities, including in China and Japan, also have substantial discretion to require additional testing, to delay or withhold registration and marketing approval and to otherwise preclude distribution and sale of a product. Organon currently markets one product in the United States regulated as a medical device, the Jada system (acquired through Organon's acquisition of Alydia Health, as described elsewhere in this report). In the future, Organon also plans to sell its medical devices in additional major international markets and will be subject to the regulatory requirements imposed in those jurisdictions. For example, in order to sell medical devices in EU member countries, Organon will need to comply with the MDR. Foreign sales outside the EU (including in the UK) are subject to the foreign government regulations of the relevant jurisdiction, and Organon will need to obtain marketing authorization by the appropriate regulatory authorities before it can commence clinical trials or marketing activities in those countries.

Organon cannot market its pharmaceutical products or medical devices or new indications or modifications to its existing products unless and until Organon has obtained all required regulatory approvals or marketing authorizations in each relevant jurisdiction. Organon's applications or submissions for regulatory approval or marketing authorization may be rejected or otherwise delayed by the FDA or other foreign regulatory authorities. For example, the FDA may issue complete response letters indicating that Organon's applications for its pharmaceutical products are not ready for approval. Once obtained, Organon must maintain approval or marketing authorization as long as it plans to market products in each jurisdiction where approval or marketing authorization is required. The FDA or other regulators may change their policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay regulatory approval or marketing authorization of Organon's future products or impact Organon's ability to modify its currently marketed products on a timely basis. Organon's failure to obtain approval, significant delays in the approval or marketing authorization process or its failure to maintain approval or marketing authorization in any jurisdiction will prevent Organon from selling the products in that jurisdiction. Organon would not be able to realize revenues for its pharmaceutical products or medical devices in any jurisdiction where it does not have approval or marketing authorization.

Organon or its partners may fail to adequately demonstrate the safety and efficacy of any of Organon's pharmaceutical product candidates or medical devices in pre-clinical studies and clinical trials, which would prevent or delay development, regulatory approval or marketing authorization and commercialization of Organon’s product candidates.

Before obtaining regulatory approval from the FDA or other comparable foreign regulatory authorities for the sale of Organon's pharmaceutical product candidates, Organon must demonstrate through lengthy pre-clinical studies and clinical trials that its product candidates are both safe and effective for use in each target indication. Obtaining marketing authorization for Organon's devices may also require pre-clinical and clinical trials. Pre-clinical and clinical trials are difficult to design and implement, and can take many years to complete, and their ultimate outcome is uncertain. Failure can occur at any time during the pre-clinical study and clinical trial processes. Accordingly, there is a high risk of failure and Organon may never succeed in obtaining regulatory approval or marketing authorization of its product candidates.

Organon may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of regulatory approval or marketing authorization, or Organon's ability to commercialize its product candidates, including for example, inability to recruit and enroll study subjects; failure of its product candidates in pre-clinical studies or clinical trials to demonstrate safety and efficacy; receipt of feedback from the FDA and other regulatory authorities that require Organon to modify the design of its clinical trials; and negative or inconclusive clinical trial results that may require Organon to conduct additional clinical trials or abandon certain research and/or development programs.

Organon may be required to conduct additional pre-clinical studies, clinical trials or other testing of its product candidates beyond those that it currently contemplates, or Organon may be unable to successfully complete pre-clinical studies or clinical trials of its product candidates or other testing in a timely manner. If the results of these studies, trials or tests are not positive (or are only modestly positive), or if there are safety concerns, Organon may incur unplanned costs, as well as delays in its efforts to obtain regulatory approval or marketing authorization. Even if Organon receives such approval, it may be more limited or restrictive than anticipated, or be subject to additional post-marketing testing requirements.

Developments following regulatory approval or marketing authorization may adversely affect sales of Organon's pharmaceutical products or medical devices.

Even after a pharmaceutical product or medical device reaches the market, Organon continues to be subject to significant post-marketing regulatory requirements and oversight. The regulatory approvals or marketing authorizations that Organon may receive for its pharmaceutical products and medical devices will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of its products, may contain significant limitations related to use restrictions for specified groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. In addition, even after a pharmaceutical product or device has obtained marketing authorization, the manufacturing processes, labeling, packaging, distribution, adverse event and device malfunction reporting, storage, advertising, promotion, import, export, recalls and recordkeeping for Organon's products will be subject to ongoing regulatory requirements, and Organon will be subject to periodic inspections. Failure to comply with any of these requirements could subject Organon to a variety of formal or informal enforcement actions by the FDA or other regulators, result in a recall or market withdrawal of Organon's products, require Organon to cease manufacturing and distribution of the products, trigger product liability or other litigation, or otherwise impact Organon's ability to realize revenues for its products.

Likewise, if previously unknown side effects, adverse events, malfunctions or other quality or safety concerns are discovered or if there is an increase in negative publicity regarding known side effects of any of Organon's products, it could significantly reduce demand for the product or require it to take actions that could negatively affect sales, including initiating corrections of a marketed product or removing the product from the market, restricting Organon's distribution or applying for marketing authorization for labeling changes. The FDA could also require Organon to conduct postmarketing studies of its products. Further, Organon is at risk for product liability and consumer protection claims and civil and criminal governmental actions related to its products, research and marketing activities. In addition, dissemination of promotional materials through evolving digital channels serves to increase visibility and scrutiny in the marketplace.

Certain developments may decrease demand for Organon's products, including the following:

•scrutiny of advertising and promotion;

•negative results in post-approval Phase 4 trials or other studies;

•review by regulatory authorities or other expert bodies of Organon's products that are already marketed based on new data or other developments in the field;

•the recall, loss or modification of regulatory approval or marketing authorization of products that are already marketed; and

•changing government regulations regarding safety, efficacy, quality or labeling.

Certain of Organon's products currently benefit from patent protection and market exclusivity. When the patent protection and market exclusivity periods for such products expire, a significant and rapid loss of sales from those products is generally experienced. Expiry of patent protection and market exclusivity for products that contribute significantly to Organon's sales will adversely affect its business.

Organon depends upon patents to provide it with exclusive marketing rights for certain of its products for some period of time. Loss of patent protection typically leads to a significant and rapid loss of sales for that product where lower priced generic versions of that drug become available. In the case of current or future products that contribute significantly to Organon's sales, a loss of market exclusivity could materially adversely affect its business, cash flow, results of operations, financial condition or prospects. For example, the patent that provided United States market exclusivity for NuvaRing expired in April 2018 and generic competition began in December 2019. Organon experienced a rapid and substantial decline in NuvaRing sales in the United States in 2020 as a result of this generic competition. Organon expects market exclusivity for Nexplanon in the United States to expire in 2027, and market exclusivity for the majority of countries where Nexplanon is commercialized outside the United States will expire in 2025. See "Business—Products" for details, including the patent protection for certain of Organon's marketed products.

Organon depends on its patent rights for the marketing of certain of its products, and invalidation or circumvention of Organon's patent rights would adversely affect its business.

Patent protections are important to the marketing of certain of Organon's products, particularly certain of its women's health products in the United States and in most major foreign markets. Patents covering products that Organon has introduced normally provide market exclusivity, which is important for the successful marketing and sale of certain of its products.

Even if Organon succeeds in obtaining patents covering its products, third parties or government authorities may challenge or seek to invalidate or circumvent Organon's patents and patent applications. It is important for Organon's business to defend successfully the patent rights that provide market exclusivity for its products. Organon is involved in patent disputes relating to challenges to its patents or claims by third parties of infringement against it. Organon defends its patents both within and outside the United States, including by filing claims of infringement against other parties. In particular, manufacturers of generic pharmaceutical products from time to time file abbreviated new drug applications with the FDA seeking to market generic forms of Organon's products prior to the expiration of relevant patents owned or licensed by it. Patent litigation and other challenges to Organon's patents are costly and unpredictable and may deprive it of market exclusivity for a patented product or, in some cases, third-party patents may prevent Organon from marketing and selling a product in a particular geographic area, negatively affecting its business and results of operations.

Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions and negatively affect Organon's business and results of operations. Further, court decisions relating to other companies’ patents, potential legislation in both the United States and certain foreign markets relating to patents, as well as regulatory initiatives, may result in a more general weakening of intellectual property protection.

If one or more of Organon's important products lose patent protection in profitable markets, sales of those products are likely to decline significantly as a result of generic versions of those products becoming available. Organon's results of operations may be adversely affected by the lost sales unless and until it has launched commercially successful products that replace the lost sales. In addition, if products with intangible assets that were measured at fair value and capitalized in connection with acquisitions experience difficulties in the market that negatively affect product cash flows, Organon may recognize material non-cash impairment charges with respect to the value of those products.

Organon is subject to minimum purchase obligations under certain supply agreements, and if Organon fails to meet those minimum purchase requirements, its financial results may be unfavorably impacted.

Organon is subject to minimum purchase obligations under certain supply agreements, which requires Organon to purchase minimum amounts of materials critical to its product manufacturing over specified time periods. If Organon fails to meet these minimum purchase requirements, it may still be required to pay for the cost of the minimum inventory purchases. If Organon is unable to offset these payments, it could result in a lower margin. During the year ended December 31, 2021, Organon recognized $24 million in Cost of Sales pertaining to estimated unavoidable losses associated with a long-term vendor supply contract conveyed as part of the spinoff. Organon is also aware of a limited number of other arrangements that have similar provisions which could result in these types of payments. Organon does not currently expect these payments to be material; however, in the aggregate they may become material if additional amounts are identified in the future, and they could have a material adverse effect on Organon's financial condition, results of operations or cash flows.

The health care industry in the United States has been, and will continue to be, subject to increasing regulation and political action.

Organon believes that the health care industry will continue to be subject to increasing regulation and political and legal action at both the Federal and state levels.

In 2010, the United States enacted major health care reform legislation in the form of the Patient Protection and the ACA. Since enactment of that law, various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. The ACA also increased the mandated Medicaid rebate applicable to most branded drugs from 15.1% to 23.1% of the product's Average Manufacturer Price, expanded the rebate to Medicaid managed care utilization, and increased the types of entities eligible for the federal 340B drug discount program.

The ACA also requires pharmaceutical manufacturers to pay 70% of the cost of the medicine, including biosimilar products, when Medicare Part D beneficiaries are in the Medicare Part D coverage gap (i.e., the so-called "donut hole"). Also, pharmaceutical manufacturers are required to pay an annual non-tax deductible health care reform fee. The fee is assessed on each company in proportion to its share of prior year branded pharmaceutical sales to certain government programs, such as Medicare and Medicaid.

As discussed in "Business—Competition and the Health Care Environment," there is significant uncertainty about the future of attempts to legislate health care reforms in the United States. For example, efforts to repeal, modify, or invalidate some or all of the provisions of the ACA, some of which have been successful, create considerable uncertainties for Organon's business and other pharmaceutical manufacturers. There also has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. There have been, for example, several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders designed to, among other things, reduce or limit the price of drugs. Congress also is currently considering a number of bills relating to drug pricing, including the Build Back Better Act passed by the U.S. House of Representatives in November 2021, which if signed into law could, among other things, impose government negotiation of prices for Medicare Part D drugs as well as inflation-based rebates for Medicare Part B and Part D drugs. Because Organon cannot be certain of what provisions ultimately would be enacted into law, Organon also cannot predict how these or future federal legislative proposals will affect it.

In 2016, the Centers for Medicare & Medicaid Services ("CMS") issued the Medicaid rebate Final Rule that implemented provisions of the ACA effective April 1, 2016. The Final Rule provided comprehensive guidance on the calculation of Average Manufacturer Price and Best Price, which are two metrics that determine the rebates drug manufacturers are required to pay to state Medicaid programs. Under this Final Rule, among other provisions that have the effect of increasing Medicaid rebate liability, CMS requires manufacturers to include sales to the U.S. Territories in the calculation of AMP and Best Price; however, that provision has been delayed several times and currently is scheduled to take effect on January 1, 2023. On December 31, 2020, CMS published a Final Rule on the Medicaid Program, which, among other things, introduced for the first time a regulatory definition of the terms "line extension" and "new formulation." CMS defined "line extension" as "a new formulation of the drug, but does not include an abuse-deterrent formulation of the drug[.]" CMS adopted an expansive definition of "new formulation" to include "a change to the drug, including, but not limited to: an extended release formulation or other change in release mechanism, a change in dosage form, strength, route of administration, or ingredients." This expanded definition may result in certain of Organon's drugs being subject to a higher Medicaid rebate liability. The new definitions of "line extension" and "new formulation" took effect on January 1, 2022. Finally, the provisions of this December 2020 Final Rule also may affect rebates owed under the Medicaid Drug Rebate Program in certain circumstances where accumulator adjustment or similar programs are applied to Organon's drugs and the value of its assistance programs, which is intended for patients, is not counted towards the patient’s deductible or other out-of-pocket costs.

In 2020, the FDA issued a final rule implementing provisions of Section 804 of the FDCA, which allows the commercial importation of certain prescription drugs from Canada through FDA-authorized, time-limited programs sponsored by states or Indian tribes, and, in certain future circumstances, pharmacists and wholesalers. At that time, the FDA also released final guidance for industry detailing procedures for drug manufacturers to import FDA-approved prescription drug, biological, and combination products that were manufactured abroad and authorized and intended for sale in a foreign country. A trade organization brought suit, which remains pending in federal district court, challenging the commercial importation final rule. These changes could have a material adverse effect on Organon's business, cash flow, results of operations, financial condition and prospects. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries, could result in further pricing pressures. As an example, health care reform has contributed to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates.

Various executive and legislative actions in the United States have been proposed, or may in the future be proposed, to mandate reduced drug prices. For example, in November 2020, CMS issued a Final Rule that was intended to be effective

January 1, 2021, which would have instituted a new pricing system for certain prescription drugs and biologic products covered by Medicare Part B, whereby Medicare would reimburse no more than the "most favored nation price." The rule was immediately challenged in at least four federal courts and has been temporarily enjoined from going into effect. The Department of Health and Human Services has indicated that the most favored nation, or MFN, model will not be implemented without further rulemaking.

Additionally, in November 2020, the Department of Health and Human Services Office of Inspector General ("OIG") issued a Final Rule, effective January 1, 2022, that eliminates the Anti-Kickback Statute safe harbor for rebates paid to Medicare Part D plans or to pharmacy benefit managers on behalf of such plans. The effectiveness of this Final Rule was delayed as part of the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021 and requires the Secretary of Health and Human Services not to implement, administer, or enforce the provisions of the Final Rule prior to January 1, 2026. In addition, on November 19, 2021, the House of Representatives passed a version of the Build Back Better Act that includes a provision prohibiting the implementation, administration, or enforcement of the Final Rule beginning on January 1, 2026. As a result, it remains to be seen whether, and to what extent, the provisions of this Final Rule will take effect. While Organon cannot anticipate the effects of these changes to the way that it currently contracts, the new framework could significantly alter the way it does business with Part D Plan Sponsors and PBMs on behalf of such plans.

Organon cannot predict the likelihood of additional future changes in the health care industry in general, the pharmaceutical industry in particular, or what impact they may have on its business, cash flow, results of operations, financial condition or prospects.

Organon is subject to a variety of United States, other national and international laws and regulations, and Organon may face serious consequences for violations if it fails to meet the applicable legal and regulatory requirements.

Organon is currently subject to a number of government laws and regulations and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect Organon's business, cash flow, results of operations, financial condition or prospects. The costs of compliance and penalties for non-compliance may be particularly significant with respect to health care reform initiatives in the United States or in other countries, including additional mandatory discounts or fees; new laws, regulations and judicial or other governmental decisions affecting pricing, reimbursement, and market access or marketing within or across jurisdictions; new and increasing data privacy regulations and enforcement, particularly in the EU, the UK, the United States, and China; legislative mandates or preferences for local manufacturing of medical products; emerging and new global regulatory requirements for reporting payments and other value transfers to health care professionals and health care organizations; environmental regulations; and emerging and new regulations on human rights and environmental matters in the supply chain and importation restrictions, embargoes, trade sanctions and legislative or other regulatory changes.

Organon is also subject to anti-corruption and anti-money laundering laws and regulations, including the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act 2010 and other anti-bribery and corruption laws. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector. The FCPA also requires U.S. public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

In addition to selling its products internationally, Organon currently engages third parties outside the United States, and may engage additional third parties outside the United States, to sell its products internationally and to obtain necessary permits, licenses, patent registrations and other regulatory approvals. Organon has direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. Organon can be held liable for the corrupt or other illegal activities of its employees, agents, contractors and other third-party collaborators, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, preclusion from participating in public tenders, breach of contract and fraud litigation, reputational harm, and other consequences.

Organon has significant global operations, which expose it to additional risks, and any adverse event could adversely affect Organon's results of operations and financial condition.

The extent of Organon's operations outside the United States is significant. For example, in 2021, Organon generated $4.9 billion in sales outside the United States, representing approximately 80% of its total Organon Products sales. Risks inherent in conducting a global business include:

•changes in medical reimbursement policies and programs and pricing restrictions in key markets;

•multiple regulatory requirements that could restrict Organon's ability to manufacture and sell its products in key markets;

•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, tariffs, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•trade protection measures and import or export licensing requirements, including the imposition of trade sanctions or similar restrictions by the United States or other governments;

•financial risks, such as foreign exchange fluctuations, longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for Organon's products;

•volatility of commodity prices, fuel, shipping rates that impact the costs and/or ability to supply Organon's products;

•diminished protection of intellectual property in some countries; and

•possible nationalization and expropriation.

In addition, there may be changes to Organon's business and strategic position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including health epidemics or pandemics (including the ongoing COVID-19 pandemic), riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, Organon's operations and performance may be affected by political or civil unrest or military action. As a result of global economic conditions, some parties may delay or be unable to satisfy their payment or reimbursement obligations. Job losses or other economic hardships may also affect patients' ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost health care insurance coverage or for other reasons. Further, with rising international trade tensions or sanctions, Organon's business may be adversely affected following new or increased tariffs, as well as the costs of materials, products, and commodities upon which Organon rely. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect Organon's results of operations and financial condition.

In particular, in February 2022, the armed conflict between Ukraine and Russia escalated, which may adversely impact Organon's business. Specifically, trade sanctions, travel bans and asset/financial freezes announced by the United States, European Union and other countries against Russian entities and designated individual restrictions have impacted and may continue to impact many global businesses in direct and indirect ways (including, but not limited to, product shipping delays, supply shortages, delays in regulatory approvals and audits and currency exchange rates). Such actions may negatively impact the financial institutions, vendors, manufacturers, suppliers, partners and other third parties with whom Organon conducts business and therefore may negatively impact Organon.

Organon is subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on Organon's ability to transfer, access and use personal data across its business.

The legislative and regulatory landscape for privacy and data protection continues to evolve.

The GDPR and related implementing laws in individual EU or European Economic Area ("EEA") Member States govern the collection and use of personal health data and other personal data in the EU. The GDPR increased responsibility and liability in relation to personal data that Organon processes. It also imposes several obligations and restrictions on the ability to process (which includes collection, storage and access, analysis, and transfer of) personal data, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, potential notification of personal data breaches to the national data protection authorities, potential consultation obligations to national data protection authorities for certain high-risk data processing, and the security and confidentiality of the personal data. There are also new accountability requirements, such as maintaining a record of data processing, potentially conducting data protection impact assessments and appointing data protection officers. Further, the GDPR prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection, including to the United States, except if the data controller meets very specific requirements.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines and other administrative penalties as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still enforce the GDPR differently, reflecting variations that arise under national-level regulations and guidelines (e.g., labor laws, processing of national identification numbers), which adds to the complexity of processing personal data in the EU. Guidance at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices is often updated or otherwise revised, resulting in a challenging regulatory environment.

There is, moreover, a growing trend towards required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against Organon, harm to its reputation, and adversely impact its business and operating results. The uncertainty regarding the interplay between different regulatory frameworks further adds to the complexity that Organon faces with regard to data protection regulation.

Additional laws and regulations enacted in the United States (such as the California Consumer Privacy Act), Europe, Asia and Latin America have increased enforcement and litigation activity in the United States and other developed markets, as well as increased regulatory cooperation among privacy authorities globally. Organon has adopted a comprehensive global privacy program to manage these evolving risks and facilitate the transfer of personal information across international borders, which has been certified as compliant with and approved by the Asia Pacific Economic Cooperation Cross-Border Privacy Rules System.

Organon depends on sophisticated software applications and computing infrastructure. Cyberattacks affecting Organon's IT systems could result in exposure of confidential information, the modification of critical data or the disruption of its worldwide operations, including manufacturing and sales operations.

Organon depends on sophisticated software applications, complex information technology systems, computing infrastructure and cloud service providers (collectively, "IT systems") to conduct critical operations. Certain of these systems are managed, hosted, provided or used by third parties, including Merck pursuant to a transition services agreement, to assist in conducting Organon's business. Disruption, degradation, destruction or manipulation of these IT systems through intentional or accidental means by Organon's employees, third parties with authorized access or cyber threat actors could adversely affect key business processes. The size and complexity of Organon's IT systems, and those of Organon's third-party providers with whom its contracts, make such systems potentially vulnerable to service interruptions. In addition, Organon and its third-party providers have experienced and expect to continue to experience phishing attempts, scanning attempts of Organon's network, and other attempts of unauthorized access to its computer environment. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, "hackers" and others. These attacks could lead to loss of confidentiality, integrity and/or availability of Organon's data, applications or systems.

In the ordinary course of business, Organon and its third-party providers collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and Organon must do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of Organon and its third-party providers' systems and the large amounts of confidential information present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by Organon's employees, partners or vendors, or from attacks by malicious third parties. Maintaining the confidentiality, integrity, and availability of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to Organon's competitive business position. However, such information can be difficult to protect and could be compromised.

While Organon has taken steps to protect such information, and to ensure that the third-party providers on which it relies have taken adequate steps to protect such information, Organon's efforts to protect its data and IT systems or the efforts of third-party providers to protect their IT systems may not succeed. A breach of Organon's IT systems or its third-party providers' IT systems, such as cloud-based systems, or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use Organon's proprietary technology or information, and/or adversely affect Organon's business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding Organon's patients and employees, or the modification of critical data, could result in financial, legal, business, and reputational harm to Organon and could result in loss of revenue, or the loss of critical or sensitive information from Organon's or its third-party providers' databases or IT systems, or result in financial, legal, business or reputational harm to Organon and substantial remediation and recovery costs.

Organon may experience difficulties, delays or expenses in manufacturing certain of its products.

Organon or its suppliers and other manufacturing partners may experience difficulties, delays or expenses in connection with manufacturing Organon's products, such as: failure to comply with applicable regulations and quality assurance guidelines; delays related to the construction of new facilities or the expansion of existing facilities; delays related to the supply of key ingredients or other components of Organon's products; increased costs of key materials, packaging, or operational procedures; and other manufacturing or distribution problems, including, but not limited to, changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could impact supply. In addition, Organon could experience difficulties or delays in manufacturing its products caused by natural disasters, such as hurricanes, and public health crises and epidemics/pandemics, including the ongoing COVID-19 pandemic. Manufacturing difficulties, delays or shutdowns, as well as difficulties obtaining materials of adequate quality and quantity, can result in product shortages, leading to lost sales, a significant short- or long-term financial impact, government agency actions, and reputational harm to Organon, which are difficult to predict.

The global COVID-19 pandemic may continue to adversely impact Organon's business, operations, financial performance, results of operations, and financial condition.

Organon's business and financial results have been negatively impacted by the outbreak of COVID-19. In 2021, the negative impact of COVID-19 on Organon products sales was estimated to be approximately $400 million. A significant amount of Organon's revenue is comprised of physician prescribed products, which, despite underlying demand, have been affected by reduced access, fewer medical visits and delays in elective procedures. These impacts, as well as the prioritization of COVID-19 patients at health care providers, have resulted in reduced prescription of many products within established brands and women's health, in particular Nexplanon, throughout 2021.

The extent to which the COVID-19 pandemic impacts Organon's business going forward will depend on future developments, which may include the duration of the outbreak, its severity, the actions to contain the virus or mitigate its impact, the economic impacts of the pandemic and its impact on Organon's customers and suppliers. New and emerging variants of the virus present additional uncertainty that could lead to further restrictions that may have a negative impact on Organon's operations and the larger economy.

Even after the COVID-19 pandemic has subsided, Organon may experience significant impacts to its business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Organon may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or Organon may experience other supply difficulties that could adversely affect both its ability to deliver its products and its results of operations and financial condition.

Organon acquires its components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from itself for self-supplied requirements. Organon endeavors to achieve, either alone or by working closely with its suppliers, continuity of Organon's inputs and supplies, but it cannot guarantee these efforts will always be successful. For instance, Follistim and Atozet¹ have been challenged by intermittent supply disruptions. Further, while efforts are made to diversify certain of Organon's sources of components and materials, in certain instances there is only a sole source or it would require months or years to establish an alternative supplier. For many of Organon's components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but Organon has made a strategic determination to use the single source or supplier. Although Organon does carry strategic inventory and maintain insurance to help mitigate the potential risk related to any related supply disruption, it cannot assure investors that such measures will always be sufficient or effective. Further, if Organon does seek recovery or damages from such supplier for any supply shortages or disruptions, such recovery or damages may be limited and not include indirect or consequential losses or any loss of revenue or lost profits. Organon's ability to achieve continuity of its supply may also be affected by public health crises and epidemics/pandemics. A reduction or interruption in supply and an inability to quickly develop acceptable alternative sources for such supply could adversely affect Organon's ability to manufacture and distribute its products in a timely or cost-effective manner, negatively impacting Organon's ability to sell its products.

Organon may not realize benefits from its investments in emerging markets.

Organon has been taking steps to increase its sales in emerging markets; however, Organon's efforts to expand sales in these markets may not succeed. Some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on health care. In order for Organon to successfully implement its emerging markets strategy, Organon must attract and retain qualified personnel. Organon may also be required to increase Organon's reliance on third-party agents within less developed markets. In addition, many of these countries have currencies that fluctuate substantially and, if such currencies devalue and Organon cannot offset the devaluations, its financial performance within such countries could be adversely affected.

For example, Organon's business in China is growing, and China is now Organon's second largest market, thereby increasing the importance of China to Organon's overall pharmaceutical business. Continued growth of Organon's business in China depends upon ongoing development of a favorable regulatory environment, sustained availability of Organon's currently marketed products within China, and Organon's ability to mitigate the impact of any trade impediments or adverse pricing controls. Pricing pressure in China has increased as the Chinese government has been taking steps to reduce costs, including implementing health care reform that has led to the acceleration of generic substitution, where available. While pricing pressure has always existed in China, health care reform has increased this pressure in part due to the acceleration of generic substitution through the government's VBP and GQCE programs. In 2019, the government implemented the VBP program through a tendering process for products that have generic substitutes with a GQCE approval. Mature products that have entered into the first six rounds of VBP had, on average, a price reduction of approximately 50%. Organon expects VBP to be a semi-annual process that will have a significant impact on mature products moving forward.

Furthermore, the Chinese government has started its efforts to unify the reimbursement price ("URP") between GQCE-approved generic products and the applicable originator products. The URP policy will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and may adversely affect Organon's business and results of operations.

In addition, Organon currently relies on a third-party manufacturer to import, repackage and then sell a significant portion of its products in China. China’s regulatory landscape continues to evolve, including reform of the MAH system and change of registration and licensing requirements for imported pharmaceutical products. These regulatory changes may limit the ability for the third-party manufacturer to continue to sell Organon's products to downstream distributors. The regulatory authority has not made it clear in the existing regulatory framework a pathway for selling these repackaged products to public hospitals. If Organon fails to identify a pathway forward, its business in China may be adversely affected.

In addition, Organon plans to pivot in China from a primary focus on the public tender market to growth opportunities in the private retail segment. A failure to make such pivot effectively, or a failure to develop and maintain a presence in emerging markets could adversely affect Organon's business, cash flow, results of operations, financial condition or prospects.

Organon is exposed to market risk from fluctuations in currency exchange rates and interest rates.

Organon operates in multiple jurisdictions and virtually all of its sales outside the United States are denominated in currencies other than the United States dollar. Additionally, Organon has historically entered into, and will in the future enter into, business development transactions, borrowings or other financial transactions that may give rise to currency and interest rate exposure. Since Organon cannot, with certainty, foresee and mitigate against such adverse fluctuations in currency exchange rates, interest rates and inflation could negatively affect Organon's business, cash flow, results of operations, financial condition or prospects.

In order to mitigate the adverse impact of these market fluctuations, Organon enters into hedging agreements from time to time. While hedging agreements, such as currency options and forwards and interest rate swaps, may limit some of the exposure to exchange rate and interest rate fluctuations, such attempts to mitigate these risks may be costly and not always successful. As a result, currency fluctuations among Organon's reporting currency, the U.S. dollar, and other currencies in which Organon does business will affect its operating results, often in unpredictable ways.

Reliance on third-party relationships and outsourcing arrangements could materially adversely affect Organon's business.

Organon depends on third parties, including other suppliers, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for key aspects of Organon's business, including development, manufacture and commercialization of its products (including supplying its products or key ingredients of its products) and support for its IT systems. In addition, in connection with the interim operating arrangements Organon has been establishing following the spinoff, Organon may enter into agreements with third-parties in certain jurisdictions, including China, to continue its business operations in compliance with local regulatory requirements. Failure of these third parties to meet their contractual, regulatory and other obligations to Organon or the development of factors that materially disrupt the relationships between it and these third parties could adversely affect Organon's business.

The markets for Organon's products, including the women's health market, may not develop as successfully as expected.

Organon's focus on women’s health is a key component of its strategy. Organon's ability to successfully execute its growth strategy in this area is subject to numerous risks, including:

•uncertainty of the development of a market for such products;

•trends relating to, or the introduction or existence of, competing products, technologies or alternative treatments or therapies that may be more effective, safer or easier to use than Organon's products, technologies, treatments or therapies;

•the perception of Organon's products as compared to other products;

•recommendation and support for the use of Organon's products or treatments by influential customers, such as obstetricians, gynecologists, reproductive endocrinologists and treatment centers;

•changes in government policy or regulations could impair or repeal contraception coverage mandates under the ACA or state laws, which may affect payments to Organon or impose additional coverage limitations or cost-sharing obligations on its patients;

•the availability and extent of data demonstrating the clinical efficacy of Organon's products or treatments;

•competition, including the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks; and

•other technological developments.

If Organon is unable to successfully commercialize and create a significant market for its women's health products, Organon's business or prospects could be harmed.

Biosimilars carry unique regulatory risks and uncertainties, which could adversely affect Organon's results of operations and financial condition.

There are unique regulatory risks and uncertainties related to biosimilars. The regulation of the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of biosimilars are subject to regulation by the FDA, the EMA and other regulatory bodies. These laws and regulations differ from, and are not as well-established as, those governing pharmaceutical products or the approval of generic pharmaceutical products. In addition, manufacturing biosimilars, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells and microorganisms. Any changes to the regulatory framework governing biosimilars or in the ability of Organon's partners to manufacture an adequate supply of biosimilars may adversely affect Organon's ability to commercialize the biosimilars in its portfolio.

Organon relies on its collaboration with Samsung Bioepis for the successful development and manufacture of Organon's biosimilars products and expects to do so for the foreseeable future.

Organon's current biosimilars portfolio consists entirely of products developed and manufactured by Samsung Bioepis for which it has worldwide commercialization rights, with certain geographic exceptions specified on a product-by-product basis. Organon's access rights to each product under its agreement with Samsung Bioepis last for 10 years from each such product's launch date on a market-by-market basis. See "Business—Third-Party Agreements—Samsung Bioepis Development and Commercialization Agreement." Organon's ability to successfully commercialize products in its biosimilars portfolio may depend upon maintaining a successful relationship with Samsung Bioepis. The success of Organon's commercialization activities may also depend, in part, on the performance, operations and regulatory compliance of Samsung Bioepis and its suppliers, over which Organon does not have control. Organon cannot assure investors that its collaboration will be successful or that it will achieve the benefits of its collaboration.

Organon has incurred substantial indebtedness, which could adversely affect Organon's financial condition and results of operations.

At December 31, 2021, Organon had outstanding indebtedness of approximately $9.1 billion, as described more fully in the Notes its financial statements. In addition, Organon may incur additional debt from time to time to finance acquisitions or for other purposes, subject to the restrictions contained in the documents that govern its indebtedness. Current or future levels of indebtedness may increase the possibility that Organon will be unable to generate cash sufficient to pay amounts due in respect of such indebtedness.

Organon's ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for Organon's products, if Organon's customers or suppliers are unable to pay amounts due to Organon or there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect Organon's ability to access the capital markets. These conditions may adversely affect Organon's ability to obtain and maintain its credit ratings.

Organon is subject to a number of restrictive covenants under its indebtedness, including customary operating restrictions and financial covenants, which could restrict Organon's ability to pay dividends or adversely affect its financing options and liquidity position.

Organon's current indebtedness contains, and any future indebtedness may contain, customary operating restrictions and financial covenants. This indebtedness may adversely affect Organon's ability to operate or grow its business or could have other material adverse consequences, including by:

•limiting Organon's ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•limiting Organon's ability to refinance its indebtedness on terms acceptable to Organon or at all;

•restricting Organon's operations or development plans;

•requiring Organon to dedicate a significant portion of its cash flows from operations to paying amounts due under its indebtedness, thereby reducing funds available for other corporate purposes;

•impeding Organon's ability to pay dividends;

•making Organon more vulnerable to economic downturns; or

•limiting Organon's ability to withstand competitive pressures.

Any of these restrictions on Organon's ability to operate its business in its discretion could adversely affect its business by, among other things, limiting Organon's ability to adapt to changing economic, financial or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on Organon's outstanding debt, dispose of property, complete acquisitions for cash or debt, or make other investments. In addition, events beyond Organon's control, including prevailing economic, financial, and industry conditions, could affect Organon's ability to satisfy applicable financial covenants, and Organon cannot assure you that it will satisfy them.

Any failure to comply with the restrictions of Organon's current indebtedness, or any future financing agreements, including as a result of events beyond Organon's control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving Organon's lenders and other debt holders the right to terminate any commitments they may have made to provide Organon with further funds and to require Organon to repay all amounts then outstanding.

Risks Related to the Spinoff

As Organon builds its information technology infrastructure and transition its data to its own systems, Organon could incur substantial additional costs and experience temporary business interruptions.

In connection with the spinoff, Organon installed and implemented information technology infrastructure to support its critical business functions, including accounting and reporting, manufacturing process control, quality and compliance systems, customer service, inventory control and distribution. Organon may incur temporary interruptions in business operations if it cannot transition effectively from Merck’s existing transactional and operational systems, data centers and the transition services that support these functions as Organon replaces these systems. Organon may not be successful in implementing its new systems and transitioning its data, and Organon may incur substantially higher costs for implementation than currently anticipated. Organon's failure to avoid operational interruptions as it implements the new systems and replace Merck's information technology services, or Organon's failure to implement the new systems and replace Merck's services successfully, could disrupt Organon's business or adversely affect its results of operations. In addition, if Organon is unable to replicate or transition certain systems, Organon's ability to comply with regulatory requirements could be impaired.

Merck may not satisfy its obligations under various transaction agreements that have been or will be executed as part of the spinoff, or Organon may not have necessary systems and services in place when certain of the transition agreements expire.

In connection with the spinoff, Organon and Merck entered into the Separation and Distribution Agreement and various other agreements, including one or more transition services agreements, manufacturing and supply agreements, trademark license agreements, intellectual property license agreements, an employee matters agreement, a tax matters agreement and certain other commercial or operating agreements. These agreements are discussed in greater detail in the section entitled "Certain Relationships and Related Transactions." Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the distribution. Organon may rely on Merck to satisfy its performance and payment obligations under these agreements. If Merck is unable to satisfy its obligations under these agreements, including its indemnification obligations, Organon could experience operational difficulties or losses.
If Organon does not have its own systems and services in place, or if Organon does not have agreements with other providers of these services when these agreements terminate, Organon may not be able to operate its business effectively and its profitability may decline. Organon is in the process of creating its own, or engaging third parties to provide, systems and services to replace many of the systems and services Merck currently provides to Organon. Organon may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from Merck’s systems to Organon's. These systems and services may also be more expensive or less efficient than the systems and services Merck is expected to provide during the transition period.

Potential indemnification liabilities to Merck pursuant to the Separation and Distribution Agreement could adversely affect Organon.

The Separation and Distribution Agreement with Merck covers, among other things, provisions governing the relationship between Merck and Organon with respect to and resulting from the spinoff. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make Organon financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, pursuant to the Separation and Distribution Agreement, including any pending or future legal matters. These liabilities, which could be material to Organon, include a general obligation to indemnify Merck for litigation or governmental proceedings relating to Organon's products, including, but not limited to, currently pending litigation relating to Fosamax, Nexplanon, and Propecia / Proscar. More specifically, Organon's obligations to indemnify Merck may in some cases include liability for antitrust litigation; provided, however, Organon will not be liable for the results of the antitrust litigation related to Zetia or the product liability litigation in Brazil related to Vioxx². For a description of the related legal matters, see Note 12 "Contingencies" to the Financial Statements included in this report. These indemnification liabilities are intended to ensure that, as between Merck and Organon, Organon is responsible for all liabilities it assumes in connection with the spinoff and that Organon pays for any liability incurred by Merck (including directors, officers, employees and agents) related to Organon's failure to satisfy such obligations or otherwise in respect of the operation of its business, or any breach by Organon of the Separation and Distribution Agreement or any ancillary agreement. Organon's indemnity obligations to Merck under the circumstances set forth in the Separation and Distribution Agreement may be substantial.

There could be significant income tax liability if the spinoff or certain related transactions are determined to be taxable for U.S. federal income tax purposes.

Prior to completion of the spinoff, Merck received the tax opinions from its tax advisors that concluded, among other things, that the distribution of all of the outstanding Organon shares to Merck stockholders and certain related transactions qualify as tax-free to Merck and its stockholders under Sections 355 and 368 of the U.S. Internal Revenue Code, except to the extent of any cash received in lieu of fractional shares of Organon Common Stock. The Tax Opinions are not binding on the Internal Revenue Service ("IRS"). Accordingly, the IRS may reach conclusions with respect to the spinoff that are different from the conclusions reached in the Tax Opinions. The Tax Opinions rely on certain facts, assumptions, representations and undertakings from Merck and Organon regarding the past and future conduct of the companies' respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such Tax Opinion.

If the spinoff is ultimately determined to be taxable, the spinoff could be treated as a taxable dividend to Merck’s shareholders for U.S. federal income tax purposes, and Merck’s stockholders could incur significant U.S. federal income tax liabilities. In addition, Merck would recognize a taxable gain to the extent that the fair market value of Organon Common Stock exceeds Merck’s tax basis in such stock on the date of the spinoff. Each of Merck and Organon generally will be responsible for any tax-related losses imposed on Merck or Organon as a result of the failure of a transaction to qualify for tax-free treatment, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to Merck's or Organon's respective stock, assets or business, or a breach of the relevant covenants made by Merck or Organon in the tax matters agreement.

Contractual restrictions limit Organon's ability to engage in certain corporate transactions.

To preserve the tax-free treatment to Merck of the spinoff, the Tax Matters Agreement restricts Organon from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. In particular, under the tax matters agreement, for the two-year period following the distribution, Organon is prohibited, except in certain circumstances, from, among other things:

•entering into any transaction resulting in the acquisition of above a certain percentage of Organon's stock or substantially all of its assets, whether by merger or otherwise;

•merging, consolidating, or liquidating;

•selling or transferring of Organon's assets beyond certain thresholds;

•issuing equity securities beyond certain thresholds;

•repurchasing Organon's capital stock;

•amending Organon's organizational documents in certain respects;

•ceasing to actively conduct certain businesses or causing Organon's applicable affiliates to cease to actively conduct certain of their businesses; and

•taking or failing to take any action that prevents the distribution and related transactions from being tax-free.

These restrictions may limit Organon's ability to pursue certain strategic transactions or other transactions that Organon may believe to be in the best interests of its stockholders or that might increase the value of Organon's business. In addition, Organon is required to indemnify Merck against any tax liabilities as a result of such actions, even if Organon did not participate in or otherwise facilitate such actions. In the event the spinoff fails to be tax-free as a result of such actions, Organon's indemnity obligation for Merck’s tax liability under the tax matters agreement would be substantial and could materially affect its cash flow.

Certain of Organon's executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Merck.

Because of their former positions with Merck, certain of Organon's executive officers and directors own shares of Merck Common Stock and continue to participate in certain Merck benefit programs. Even though Organon's Board of Directors consists of a majority of directors who are independent, and Organon's executive officers who were previously employees of Merck ceased to be employees of Merck in connection with the spinoff, some Organon executive officers and directors continue to have financial interests in Merck. Continuing ownership of Merck Common Stock and continued participation in Merck benefit programs could create, or appear to create, potential conflicts of interest if Organon and Merck pursue the same corporate opportunities or face decisions that could have different implications for Organon and Merck.

Risks Related to Organon's Common Stock

The price and trading volume of Organon's Common Stock may be volatile, and stockholders could lose all or part of their investment in Organon.

The trading volume and market price of Organon's Common Stock may be volatile. This volatility could negatively impact Organon's ability to raise additional capital or utilize equity as consideration in any acquisition transactions Organon may seek to pursue, and could make it more difficult for existing stockholders to sell their shares of the Common Stock at a price they consider acceptable or at all. This volatility is caused by a variety of factors, including, among the other risks described in this report:

•Organon's liquidity and ability to obtain additional capital, including the market's reaction to any capital-raising transaction Organon may pursue;

•declining working capital to fund operations, or other signs of financial uncertainty;

•any negative decisions by the FDA or comparable regulatory bodies outside the United States regarding Organon's products and product candidates;

•market assessments of any strategic transaction or collaboration arrangement Organon may pursue;

•sales of substantial amounts of Organon's Common Stock, or the perception that substantial amounts of Organon's Common Stock may be sold, by stockholders in the public market;

•changes in earnings estimated by securities analysts or Organon's ability to meet those estimates;

•issuance of new or updated research or reports by securities analysts or changed recommendations for Organon's Common Stock; and

•significant advances made by competitors that adversely affect Organon's competitive position.

In addition, the stock market in general, and the market for stock of companies in the life sciences and pharmaceutical industries in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of comparable companies. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against a company. This type of litigation, if instituted against Organon, could result in substantial costs and a diversion of its management’s attention and resources.

Organon cannot guarantee the timing, amount or payment of any dividends on the Common Stock.

Organon currently expects that it will continue to pay quarterly cash dividends. The timing, declaration, amount and payment of any future dividends to stockholders will fall within the discretion of Organon's Board of Directors. The Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as Organon's financial condition, earnings, corporate strategy, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Organon's ability to pay any dividends will depend on its ongoing ability to generate cash from operations and access capital markets.

Certain provisions in Organon's amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Organon, which could decrease the trading price of the Common Stock.

Organon is a Delaware corporation, and its amended and restated certificate of incorporation, bylaws, and Delaware law each contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and encouraging prospective acquirors to negotiate with Organon's Board of Directors rather than to attempt a hostile takeover. Specifically, because Organon has not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that stockholders may favor.

Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or their affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

In addition, Organon's amended and restated certificate of incorporation and bylaws include additional provisions that may have anti-takeover effects and may delay, deter or prevent a takeover attempt that Organon's stockholders might consider in their best interests. For example, Organon's amended and restated certificate of incorporation and bylaws:

•permit Organon's Board of Directors to issue one or more series of preferred stock with such powers, rights and preferences as the Board of Directors shall determine;

•subject to a three-year sunset starting with Organon's first annual meeting of stockholders, provide for a classified Board of Directors, with each class serving a staggered three-year term, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•provide that as long as Organon's Board of Directors is classified, Organon's directors can be removed for cause only;

•prohibit stockholder action by written consent;

•provide that special meetings of stockholders can be called only by the Board of Directors;

•provide that vacancies on the Board of Directors could be filled only by a majority vote of directors then in office, even if less than a quorum, or by a sole remaining director; and

•establish advance notice requirements for stockholder proposals and nominations of candidates for election as directors.

Organon believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with Organon's Board of Directors and by providing its Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Organon immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Organon's Board of Directors determines is not in the best interests of Organon and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. In addition, these limitations may adversely affect the prevailing market price and market for Organon's Common Stock if they are viewed as limiting the liquidity of its stock or discouraging takeover attempts in the future.

Certain provisions of agreements that Organon entered into with Merck may limit Organon's ability to operate its business.

Certain of the agreements that Organon entered into with Merck require Merck's consent to any assignment by Organon of its rights and obligations under the agreements. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that stockholders may consider favorable.

Organon's amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Organon's stockholders, and the United States federal district courts as the exclusive forum for claims under the Securities Act, which could limit Organon's stockholders' ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with Organon or its directors, officers or employees.

Organon's amended and restated bylaws provide that, unless Organon selects or consents to the selection, in writing, of an alternative forum, all internal corporate claims, which include claims in the right of Organon company (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity or (ii) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, will, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction, another state court or a federal court located within the State of Delaware.

Furthermore, unless Organon selects or consents to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Organon's exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive provisions may limit a stockholder's ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with Organon or its directors, officers or other employees, which may discourage such lawsuits. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and Organon may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect Organon's business, financial condition and results of operations and result in a diversion of the time and resources of its management and board of directors.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties

Organon's corporate headquarters is located in Jersey City, New Jersey. Organon also maintains operational headquarters in Pennsylvania. Organon owns and operates six manufacturing facilities in Campinas, Brazil, Cramlington, United Kingdom, Heist, Belgium, Oss Pharma, the Netherlands, Panaan, Indonesia and Xochimilco, Mexico.

Item 3. Legal Proceedings
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, claims or litigation relating to intellectual property, product liability, securities law, breach of contract and tort, or allegations of violation of United States and foreign competition law, labor laws, consumer protection laws and environmental laws and related regulations. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For a discussion of legal matters as of December 31, 2021, please See Note 12 to our financial statements included in this report, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Organon's Common Stock is listed on the New York Stock Exchange under the symbol "OGN." As of March 14, 2022, there were 79,886 holders of record of Organon's Common Stock. This number does not include persons who hold Organon's Common Stock in nominee or "street name" accounts through brokers or banks.
Dividends
1.In August 2021, Organon's Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of Organon's Common Stock. The dividend was paid on September 13, 2021 to stockholders of record at the close of business on August 23, 2021.
2.In November 2021, Organon's Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of Organon’s Common Stock. The dividend was paid on December 16, 2021 to stockholders of record at the close of business on November 22, 2021.
3.In February 2022, Organon's Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of Organon's Common Stock. The dividend was paid on March 17, 2022 to stockholders of record at the close of business on February 28, 2022.
4.The declaration of dividends is subject to the discretion of Organon's Board. The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends. The Board will consider factors such as financial results, capital requirements, financial condition and any other factors it deems relevant. For additional information, see "Risk Factors—Organon cannot guarantee the timing, amount or payment of any dividends on its Common Stock".

Performance Graph
The following graph compares the cumulative total stockholder returns for the period from June 2, 2021 (the effective date of the registration of Organon's Common Stock) to December 31, 2021 for (i) Organon's Common Stock; (ii) the S&P 500 Index; and (iii) the NYSE Arca Phramaceutical Index. The graph assumes an investment of $100 on June 2, 2021 (first day of trading activity) through the last trading day of fiscal 2021. The calculation of cumulative stockholder return on the S&P 500 Index and the NYSE Arca Phramaceutical Index include reinvestment of dividend. The performance shown is not necessarily indicative of future performance.

Total Return Performance
$120.00
$110.00
$100.00
$90.00
$80.00
06/02/21
06/30/21
07/31/21
08/31/21
09/30/21
10/31/21
11/30/21
12/31/21
Organon & Co.
S&P 500
DRG Index

Equity Compensation Plan Information

See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Organon makes statements in this Annual Report on Form 10-K, and Organon may from time to time make other written reports and oral statements, regarding its outlook or expectations for financial, business or strategic matters regarding or affecting Organon that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, all of which are based on management's current expectations and are subject to risks and uncertainties which change over time and may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as "anticipates," "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements include, but are not limited to, statements relating to Organon’s growth and acquisition strategies, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from Organon's forward-looking statements. These factors may be based on inaccurate assumptions and are subject to a broad variety of other risks and uncertainties. No forward-looking statement can be guaranteed and actual future results may vary materially. The factors described in Part I. Item 1A. Risk Factors of this report or otherwise described in Organon's filings with the SEC, provide examples of risks, uncertainties and events that may cause Organon's actual results to differ materially from the expectations expressed in its forward-looking statements, including, but not limited to:

•expanded brand and class competition in the markets in which Organon operates;

•difficulties with performance of third parties Organon relies on for its business growth;

•the failure of any supplier to provide substances, materials, or services as agreed;

•the increased cost of supply, manufacturing, packaging, and operations;

•difficulties developing and sustaining relationships with commercial counterparties;

•competition from generic products as Organon's products lose patent protection;

•expiration of current patents or loss of patent protection for Organon's products;

•difficulties and uncertainties inherent in the implementation of Organon's acquisition strategy or failure to recognize the benefits of such acquisitions;

•pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general;

•the impact of the global COVID-19 pandemic and any future pandemic, epidemic, or similar public health threat on Organon's business, operations and financial performance;

•changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of Organon's products and related intellectual property, environmental regulations, and the enforcement thereof affecting Organon's business;

•efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales;

•delays or failures to demonstrate adequate efficacy and safety of Organon's product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of Organon's product candidates;

•difficulties in operating as an independent company;

•costs and temporary business interruptions related to the separation;

•future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage;

•legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;

•lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the U.S. FDA and other regulatory authorities;

•cyberattacks on, or other failures, accidents, or security breaches of, Organon's or third-party providers' information technology systems, which could disrupt Organon's operations;

•increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect Organon's business, including recently enacted laws in a majority of states in the United States requiring security breach notification;

•changes in tax laws including changes related to the taxation of foreign earnings;

•loss of key employees or inability to identify and recruit new employees;

•changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to Organon; and

•economic factors over which Organon has no control, including changes in inflation, interest rates and foreign currency exchange rates.

It is not possible to predict or identify all such factors. Consequently, one should not consider the above list or any other such list to be a complete statement of all potential risks or uncertainties. Further, any forward-looking statement speaks only as of the date on which it is made, and Organon undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements included in Part II, Item 8 of this 2021 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.
Organon & Co. (“Organon”) is a global healthcare company formed through a spinoff from Merck & Co., Inc. (“Merck”) to focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK"). Unless otherwise indicated, trademarks appearing in italics are trademarks of the Organon group of companies.
Separation from Merck
On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly traded company (the "Separation"). The Separation from Merck was completed on June 2, 2021, in which Organon's Common Stock was distributed to all holders of outstanding shares of Merck Common Stock as of the close of business on May 17, 2021 (the "Record Date"). For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Organon is now a standalone publicly traded company, and on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange ("NYSE") under the symbol "OGN." Until the Separation on June 2, 2021, Organon’s historical combined financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records.
For the period subsequent to June 2, 2021, as a standalone publicly traded company, Organon presents its financial statements on a consolidated basis. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to, a tax matters agreement, an employee matters agreement and a transition services agreement (see Part II, Item 8. Note 19 for additional details).
Key Trends Affecting Our Results of Operations
•Generic Competition: The majority of our established brands products are beyond market exclusivity. However, these products continue to represent a significant value opportunity arising from long-term sustainable revenue streams and well-established supply chains that together generate significant operating profit relative to low promotional and development expenses.
•Sustained Shift Towards Long-Acting Reversible Contraceptives: Although daily contraceptive pills remain the largest market segment, the Long-Acting Reversible Contraceptives ("LARC") market segment, which includes Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the US), has experienced significant growth in the years leading up to 2019 due to a sustained shift from daily oral contraception to LARC. This was driven by payors, providers and patients looking for options beyond commonly used daily contraceptive pills. The COVID-19 pandemic negatively affected the LARC segment during 2021 and 2020 due to clinic closures and the postponement of non-essential medical procedures during country lockdowns. However, LARC segment growth quickly rebounded during months when clinic restrictions were removed and the sustained shift to LARC is expected to continue with fundamental drivers unchanged.
•Increased Access to Fertility Solutions: We believe governments and payors are implementing favorable policies across major markets that, in turn, drive growth in the market for women’s health therapies. For example, in the United States, there has been an increase in fertility insurance mandates and employer coverage, albeit subject to certain exemptions.

•Emergence of Biosimilars: Biologics continue to experience strong growth trends. However, given the high cost of many of these biologics treatments, biosimilars are a more affordable alternative and represent a significant opportunity for patients, providers, and payors once a biologics product loses patent protection. Moreover, a significant number of biologics are expected to lose exclusivity over the next decade, representing a large opportunity for more biosimilar approvals.
•Increased Competitive Pressures: The markets in which we conduct our business and the pharmaceutical industry in general are highly competitive and highly regulated. Our competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug manufacturers.
Recent Developments
Business Development
In February 2022, Organon acquired the product rights from Bayer AG to Marvelon® (ethinylestradiol, desogestrel) and Mercilon® (ethinylestradiol, desogestrel), combined oral hormonal daily contraceptive pills, in the People’s Republic of China, including Hong Kong and Macau, and has entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction to acquire the rights to these products in Vietnam will close in the first half of 2022 and is subject to customary closing conditions, including regulatory approval.
In December 2021, Organon completed its acquisition of Forendo Pharma, a clinical-stage drug development company focused on novel treatments in women’s health. Forendo is pioneering the science of intracrinology, addressing disease through a novel, tissue-specific approach. Its lead clinical compound is an investigational, potentially first-in-class oral 17β-hydroxysteroid dehydrogenase type 1 (HSD17B1) inhibitor in early development for endometriosis, being evaluated for its potential effect on endometriotic lesions. Total consideration includes a $75 million upfront payment, the assumption of approximately $10 million of Forendo debt, payments upon the achievement of certain development and regulatory milestones of up to $270 million and commercial milestones payments of up to $600 million, which together could amount to total consideration of $955 million. Contingent consideration will be paid by Organon upon achievement and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for in 2021 as an asset acquisition, as substantially all of the value was concentrated in a single identifiable asset. During the year ended December 31, 2021, the Company recorded $79 million, which consisted of the $75 million upfront payment, the assumption of debt of $10 million and other net assets, as Research and Development expense. The Company also incurred $5 million of transaction related expenses reflected in Selling, General and Administrative expenses.
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon licensed the global development, manufacturing and commercial rights to ebopiprant (OBE022) from ObsEva. Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon gained exclusive worldwide rights to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million sales-based milestone payments that will be paid by Organon upon achievement of the contractual milestone and the liability recorded once it is deemed probable of occurrence. Upon execution of the agreement, Organon made a $25 million upfront payment, which was recorded as Research and development expense during 2021.
In June 2021, Organon completed its acquisition of Alydia Health, a commercial-stage medical device company. Alydia’s device, the Jada system, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. The transaction consideration included a $219 million upfront payment. Additionally, there is a $25 million sales based contingent milestone payment that will be paid by Organon upon achievement and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for as an asset acquisition as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada system device. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, Organon also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expense of $23 million, which was recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19 million was related to accelerated vesting of Alydia stock-based compensation awards.

Debt
In April 2021, in connection with the Separation, Organon Finance 1 LLC (“Organon Finance 1”), a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031 (collectively, “the Notes”). Interest payments are due semiannually on October 30 and April 30. As part of the Separation, on June 2, 2021, Organon and a wholly-owned Dutch subsidiary of Organon (the “Dutch Co-Issuer”) assumed the obligations under the Notes as co-issuers, Organon Finance 1 was released as an obligor under the Notes, and certain subsidiaries of Organon agreed to guarantee the Notes. Each series of Notes was issued pursuant to an indenture dated April 22, 2021, between Organon and U.S. Bank National Association. Organon and the Dutch Co-Issuer assumed the obligations under the Notes pursuant to a first supplemental indenture to the relevant indenture, and the guarantors agreed to guarantee the Notes pursuant to a second supplemental indenture to the relevant indenture.
Also upon Separation on June 2, 2021, Organon entered into a credit agreement providing for a Term Loan B Facility, consisting of (i) a U.S. Dollar denominated senior secured “tranche B” term loan in the amount of $3.0 billion due 2028 (ii) a euro denominated senior secured “tranche B” term loan in the amount of €750 million due 2028; and a Revolving Credit Facility (“Revolving Credit Facility”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.
Borrowings made under the Revolving Credit Facility initially bear interest (i) in U.S. Dollars at 2.00% in excess of an Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (subject to a floor of 0.00%) or 1.00% in excess of an alternate base rate (“ABR”), at our option and (ii) in euros, at 2.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”). The Term Loan B Facility bears interest (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of ABR, at our option and (ii) denominated in euros, at 3.00% in excess of Adjusted EURIBOR (subject to a floor of 0.00%). The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target and is subject to a commitment fee which applies to the unused portion of the revolving facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. The Revolving Credit Facility is also subject to customary financial covenants.
Organon used the net proceeds from the Notes offering, together with available cash on its balance sheet and borrowings under senior secured credit facilities, to distribute $9.0 billion to Merck and to pay fees and expenses related to the Separation. On December 23, 2021, the Company made a discretionary prepayment of $100 million on the U.S. Dollar denominated term loan. As of December 31, 2021, Organon is in compliance with all financial covenants and no default or event of default has occurred.
Net Investment Hedge
In each quarter subsequent to the Separation, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in a foreign operation. As a result, $162 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustments in Other Comprehensive Income for the year ended December 31, 2021, respectively.
COVID-19 Update
Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results.
The negative impact of the COVID-19 pandemic to Organon sales was approximately $400 million in each of the years 2021 and 2020. Our product portfolio is comprised of physician prescribed products, mainly in established brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in Women's Health includes products that are physician administered, which have been affected by limited access to physicians and healthcare centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of many products within established brands, particularly for respiratory and cardiovascular products and women's health product Nexplanon/Implanon NXT, throughout 2020 and 2021.
We believe that global health systems and patients continue to adapt to the evolving impacts of the COVID-19 pandemic, and although we experienced recoveries during 2021, ongoing negative impacts persisted during most of 2021 principally affecting products within established brands and women’s health, primarily Nexplanon/Implanon NXT.

Operating expenses in 2021 were higher compared to 2020 primarily due to lower promotional and selling costs incurred in 2020 attributable to the COVID-19 pandemic as well as incremental costs associated with establishing Organon as a standalone company.

Operating Results
Sales Overview

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
United States	$1,383	(2)%	(2)%	$1,408	(30)%	(30)%	$2,021
International	4,921	(4)%	(8)%	5,124	(11)%	(10)%	5,756
Total	$6,304	(3)%	(6)%	$6,532	(16)%	(15)%	$7,777
U.S. plus international may not equal total due to rounding.
Worldwide sales were $6.3 billion in 2021, a decrease of 3% compared with 2020. The sales decline is primarily due to ongoing generic competition for products within the established brands business, particularly for cardiovascular products Zetia and Vytorin (ezetimibe and simvastatin), an expiration of a distribution agreement in December 2020 for Rosuzet in Korea, lower sales of respiratory products including Singulair (montelukast) and Dulera (mometasone furoate and formoterol fumarate dihydrate), generic competition for women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring) and the generic etonogestrel/ethinyl estradiol vaginal ring, as well as the negative impact of volume-based procurement ("VBP") in China. In addition, the COVID-19 pandemic continued to negatively affect sales in 2021 across several markets. The overall sales decline was offset by higher sales of women's health products Nexplanon/Implanon NXT, Follistim AQ (follitropin beta injection) and ganirelix acetate injection due to higher demand, and higher sales of biosimilars resulting from the continued uptake of Renflexis and Ontruzant in the United States as well as the favorable impact of foreign exchange.
Worldwide sales were $6.5 billion in 2020, a decline of 16% compared with 2019, primarily due to generic competition for women’s health product NuvaRing, and ongoing generic competition for products within the established brands business, particularly for respiratory products Singulair and Nasonex, and cardiovascular products Zetia and Vytorin. As described above, the COVID-19 pandemic negatively affected sales in 2020, contributing to declines in established brands, particularly respiratory and cardiovascular products, as well as declines in women’s health products, particularly Nexplanon, Follistim AQ and Orgalutran. The sales decline was partially offset by revenue resulting from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring, higher sales of biosimilars resulting from the continued uptake of Renflexis in existing markets and the launch of Ontruzant into new markets, as well as higher sales of cardiovascular product Atozet.
The loss of exclusivity ("LOE") negatively impacted sales by approximately $300 million for 2021 compared to 2020 based on the decrease in volume period over period. Additionally, the VBP in China continues to unfavorably affect a number of our products with an impact to sales of approximately $170 million for 2021 compared to 2020 based on the decrease in volume period over period.
Organon’s operations include a portfolio of products. Highlights of the sales of Organon’s products for 2021, 2020 and 2019 are provided below. See Note 18 “Product and Geographic Information” to the Consolidated Financial Statements for further details on sales of our products.

Women’s Health

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Nexplanon/Implanon NXT	$769	13%	12%	$680	(14)%	(13)%	$787
NuvaRing	191	(19)%	(21)%	236	(73)%	(73)%	879
Follistim AQ	237	23%	19%	193	(20)%	(20)%	241
ganirelix acetate injection	111	37%	32%	81	(28)%	(27)%	112
Contraception
Worldwide sales of Nexplanon/Implanon NXT, a single-rod subdermal contraceptive implant, increased 13% in 2021 primarily due to favorable impact from pricing and increased demand in the United States, favorable impact from the timing of tenders in Latin America, and higher demand and recovery from the COVID-19 pandemic in the international markets.

Worldwide sales of Nexplanon/Implanon NXT declined 14% in 2020 primarily due to lower demand in the United States and in the EU resulting from the COVID-19 pandemic.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 19% in 2021 primarily due to ongoing generic competition in the United States and the EU. We expect a continued decline in NuvaRing sales as a result of generic competition. Worldwide sales of NuvaRing sales declined 73% in 2020 due to generic competition in the United States resulting from patent expiration in the United States. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. Revenues from this arrangement were $73 million, $148 million and $2 million for 2021, 2020 and 2019, respectively. Revenues for 2021 primarily reflect our share of the profits. Revenues for 2020 and 2019 reflect supply sales of the generic product to the manufacturer. The decline in revenue for 2021 is due to the entry of a new market participant. Given the nature of this arrangement, we expect revenue under this arrangement to continue to decline significantly in 2022.
Fertility
Worldwide sales of Follistim AQ (marketed in most countries outside the United States as Puregon), a fertility treatment, increased 23% in 2021, primarily due to continuous volume growth in the United States, as well as recovery from the COVID-19 pandemic in the United States and China. Worldwide sales of Follistim AQ declined 20% in 2020 largely due to lower global demand resulting from the COVID-19 pandemic.
Worldwide sales of ganirelix acetate injection (marketed in certain countries outside the United States as Orgalutran), a fertility treatment, increased 37% in 2021 primarily due to favorable pricing in the United States, volume growth in Europe and Canada, and China, as well as recovery from the COVID-19 pandemic in China. Worldwide sales of ganirelix acetate injection declined 28% in 2020 primarily due to lower pricing in the United States, as well as lower demand in international markets attributable both to the COVID-19 pandemic and generic competition.
Biosimilars

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Renflexis	$186	37%	36%	$135	40%	40%	$96
Ontruzant	126	10%	7%	115	38%	37%	83
Brenzys	63	(15)%	(20)%	74	3%	4%	72
The following biosimilar products are part of a development and commercialization agreement between Organon and Samsung Bioepis entered into in 2013. See Note 4 to the Consolidated Financial Statements. Our commercialization territories under the agreement vary by product as noted below.
Renflexis is a biosimilar to Remicade (infliximab) (a trademark of Janssen Biotech, Inc.) for the treatment of certain inflammatory diseases. Sales growth in 2021 and 2020 was driven primarily by continued demand growth in the United States since launch in 2017 as well as growth in Canada. We have commercialization rights to Renflexis in countries outside the EU, Korea, China, Turkey and Russia.
Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin (trastuzumab) (a trademark of Genentech, Inc.) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. For 2021, sales reflect uptake since the July 2020 launch in the United States partially offset by a decrease in the EU reflecting increasing competitive pressures and tenders lost. We have commercialization rights to Ontruzant in countries outside of Korea and China. Sales growth in 2020 was driven by the launch in Brazil.
Brenzys (etanercept) is a biosimilar to Enbrel (etanercept) (a trademark of Immunex Corporation) for the treatment of certain inflammatory diseases. Sales in 2021 decreased 15% primarily due to lower demand in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, the E.U., Korea, China and Japan. Sales in 2020 were relatively flat compared to 2019.
Recent Launches
Aybintio is a biosimilar to Avastin (bevacizumab) (a trademark of Genentech, Inc.) for the treatment of metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. We recorded sales of $36 million during 2021, with minimal sales during 2020 due to the approval of Aybintio in the EU in August 2020 and its launch in September 2020. We currently have no plan for the timing of any launch of Aybintio in the United States nor do we know when such timing would be determined. We have experienced increased competition, including pricing pressure, which is expected to impact our sales in 2022 and forward. We have commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain.
Hadlima (adalimumab-bwwd) is a biosimilar to Humira (adalimumab) (a trademark of AbbVie Technology Ltd.) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima in the United States in June 2023 and outside of the United States starting in 2021. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. Following these launches, we recorded sales of $13 million during 2021, with no comparable sales during 2020.
Established Brands
Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.
Cardiovascular

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Zetia/Vytorin	$542	(18)%	(22)%	$664	(24)%	(24)%	$875
Atozet	458	1%	(3)%	453	16%	16%	391
Rosuzet	68	(48)%	(47)%	130	8%	9%	120
Cozaar/Hyzaar	357	(7)%	(11)%	386	(13)%	(11)%	442
Zocor	65	(16)%	(19)%	77	(31)%	(31)%	112
Combined global sales of Zetia (marketed in most countries outside of the United States as Ezetrol) and Vytorin (marketed outside of the United States as Inegy), medicines for lowering LDL cholesterol, decreased 18% and 24% in 2021 and 2020, respectively, primarily driven by lower sales of Ezetrol in Japan, as well as lower sales of Ezetrol and Inegy in the EU. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in June 2020. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, we are experiencing sales declines in these markets as a result of generic competition and expect the declines to continue. Higher demand for Ezetrol in China during 2021, resulting from expanded access, partially offset the sales decline.
Sales of Atozet (ezetimibe and atorvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, remained relatively flat 2021, primarily due to increased competition in Germany, partially offset by demand increase in France and the Asia Pacific region. Sales of Atozet grew 16% in 2020 primarily due to higher demand in most markets, particularly in the EU, Japan and other countries in the Asia Pacific region.
Sales of Rosuzet (ezetimibe and rosuvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 48% in 2021 due to the expiration of a distribution agreement in Korea in December 2020, partially offset by higher demand and favorable pricing in Japan. Sales of Rosuzet grew 8% in 2020 primarily due to higher demand in Korea and Japan.
Combined global sales of Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent), a medicine for the treatment of hypertension, declined 7% in 2021 primarily due to continued generic competition in Japan and the Asia Pacific region, market decline in China, lower demand in the United States, and lower sales in Canada as sales in 2020 were higher due to competitor supply shortages. Combined global sales of Cozaar and Hyzaar declined 13% in 2020 primarily due to lower demand in China, Japan and the EU.
Worldwide sales of Zocor (simvastatin), a statin for modifying cholesterol, decreased 16% in 2021, primarily due to lower volumes in China due to the VBP impact. Worldwide sales of Zocor declined 31% in 2020 primarily due to lower demand in China.

Respiratory

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Singulair	$413	(11)%	(13)%	$462	(34)%	(34)%	$698
Nasonex	206	(6)%	(9)%	218	(26)%	(24)%	293
Dulera	190	(15)%	(16)%	222	2%	2%	217
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, decreased 11% in 2021 primarily attributable to the impact of VBP in China, lower volume in Japan, Europe and Canada due to generic competition, and the impact of the COVID-19 pandemic in the Middle East region. The sales decline was partially offset by the market recovery from the COVID-19 pandemic in China. Worldwide sales of Singulair declined 34% in 2020 primarily due to lower demand in China and Japan attributable in part to the COVID-19 pandemic.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, decreased 6% in 2021 primarily driven by generic competition in Japan, lower demand impacted by the COVID-19 pandemic across several markets in the United States, Latin America, and Europe, partially offset by higher demand in China. Global sales of Nasonex declined 26% in 2020 primarily due to continued generic competition in Japan, as well as lower demand in several other international markets resulting from the COVID-19 pandemic, partially offset by higher demand in China.
Global sales of Dulera, a combination medicine for the treatment of asthma, decreased 15% in 2021, largely due to significant buy-in during 2020 related to the COVID-19 pandemic. Global sales of Dulera increased 2% in 2020 due to higher demand in Canada.
Non-Opioid Pain, Bone and Dermatology

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Arcoxia	$244	(5)%	(8)%	$258	(11)%	(8)%	$288
Sales of Arcoxia (etoricoxib) (marketed outside of the United States) for the treatment of arthritis and pain decreased 5% in 2021 primarily due to the impact of VBP in China and lower demand in the Asia Pacific region attributable to the COVID-19 pandemic. Sales of Arcoxia declined 11% in 2020 primarily due to lower demand in the Asia Pacific region related to the COVID-19 pandemic, partially offset by higher demand in the EU.
Other

($ in millions)	2021	% Change	% Change Excluding Foreign Exchange	2020	% Change	% Change Excluding Foreign Exchange	2019
Proscar	$117	(33)%	(37)%	$176	(13)%	(12)%	$203
Worldwide sales of Proscar for the treatment of symptomatic benign prostate enlargement declined 33% in 2021 primarily due to lower performance reflecting the impact of VBP in China. Worldwide sales of Proscar declined 13% in 2020 primarily due to lower demand in China.

Costs, Expenses and Other

($ in millions)	2021	% Change	2020	% Change	2019
Cost of sales	$2,382	12%	$2,119	(7)%	$2,274
Selling, general and administrative	1,668	23%	1,356	(6)%	1,443
Research and development	443	111%	210	(5)%	220
Restructuring costs	3	*	60	*	78
Other (income) expense, net	279	*	35	*	66
	$4,775	26%	$3,780	(7)%	$4,081
* Calculation not meaningful.
Cost of Sales
Cost of sales includes expenses for the amortization of intangible assets which totaled $103 million in 2021, $86 million in 2020 and $284 million in 2019. Cost of sales increased 12% in 2021 primarily due to an increase in manufacturing and freight costs, as well as certain costs related to tolling arrangements with Merck which were not in place in 2020. During 2021, the Company recognized $24 million in Cost of sales pertaining to estimated unavoidable losses associated with a long-term vendor supply contract conveyed as part of the Separation. Due to increased competition during 2021, which resulted in the loss of contract tenders in certain markets and pricing pressure, the Company recorded an impairment charge of $7 million related to a product right for a biosimilar product. Cost of sales decreased 7% in 2020, primarily attributable to the decline in amortization expense for the intangible assets of Nasonex, Clarinex and Atozet, which were fully amortized at the end of 2019.
Gross margin was 62.2%, 67.6% and 70.8% in 2021, 2020 and 2019, respectively. The gross margin decline in 2021 compared to 2020 reflects stand up costs, certain costs related to tolling arrangements with Merck, which have lower gross margin percentages compared to product sales, higher amortization expense, as well as the $24 million charge associated with the long-term vendor supply contract conveyed to Organon and the $7 million of impairment charge related to a biosimilar product. The gross margin decline in 2020 compared with 2019 reflects pricing pressure and product mix, partially offset by lower amortization of intangible assets as noted above.
Selling, General and Administrative
Selling, general and administrative expenses increased 23% in 2021 due to costs incurred to establish Organon as a standalone entity, higher employee related costs, and higher selling and promotional costs. Selling, general and administrative expenses declined 6% in 2020 primarily due to lower selling and promotional costs, reflecting lower travel and meeting expenses due in part to the impact of the COVID-19 pandemic. These declines were partially offset by costs incurred to establish Organon as a standalone entity.
Research and Development
Research and development expenses more than doubled in 2021 primarily due to the $79 million charge for the acquisition of Forendo Pharma, the $25 million upfront payment related to the license agreement with ObsEva, higher expenses related to clinical development, and higher employee related costs incurred to establish Organon as a standalone entity. Research and development expenses declined 5% in 2020 primarily due to lower costs from post-marketing research activities, partially offset by higher spending associated with Organon development programs.
Restructuring Costs
Certain of our operations have been affected by restructuring plans initiated by Merck. The decline in restructuring costs for 2021 and 2020 is due to lower allocated costs from Merck. Currently, Organon does not have an established restructuring program. See Note 6 to the Consolidated Financial Statements.
Other (Income) Expense, Net
For 2021, the increase in other (income) expense is primarily due to $258 million of interest expense related to the issuance of the debt instruments, offset by lower allocated foreign exchange hedging losses as compared to 2020. The decrease in other (income) expenses for 2020 was primarily due to lower allocated foreign exchange hedging losses as compared to 2019.

Taxes on Income
The effective income tax rates for 2021, 2020 and 2019 were 11.7%, 18.0% and 10.6%, respectively. The decrease in effective interest rates for 2021 reflect the beneficial impact of foreign earnings, the $75 million tax benefit relating to a portion of the non-U.S. step-up of tax basis associated with Organon's Separation from Merck, as well as the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of the examination conclusion, we reflected an allocation from Merck of $18 million in the Consolidated Financial Statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore for the year ended December 31, 2021, we have reflected a $29 million net tax benefit. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
Income/Loss from Discontinued Operations
The historical results of certain Merck non-U.S. legal entities that were contributed to Organon in connection with the Separation included operations related to other Merck products that were retained by Merck. The Merck Retained Products business of the Transferred Entities were contributed by Organon to Merck and its affiliates. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in the Consolidated Financial Statements for all periods presented.
There was no income or loss from discontinued operations, net of taxes for 2021. Loss from discontinued operations, net of taxes, for 2020 and 2019 was $96 million and $88 million, respectively.
Analysis of Liquidity and Capital Resources
Liquidity and Capital Resources
Up to the date of Separation on June 2, 2021, Organon participated in Merck’s centralized treasury model, which included its cash pooling and other intercompany financing arrangements. We have historically generated, and expect to continue to generate, positive cash flow from operations.
In April 2021, in connection with the Separation, Organon Finance 1, previously a subsidiary of Merck, issued €1.25 billion aggregate principal amount of 2.875% senior secured notes due 2028, $2.1 billion aggregate principal amount of 4.125% senior secured notes due 2028 and $2.0 billion aggregate principal amount of 5.125% senior unsecured notes due 2031. The notes were assumed by Organon and the Dutch Co-Issuer. In addition, on June 2, 2021, we entered into a credit agreement providing for a $3.0 billion U.S. dollar-denominated senior secured term loan due 2028 and a euro denominated senior secured term loan in the amount of €750 million due 2028. We also entered into a secured, unsubordinated five-year revolving credit facility that provides for the availability of $1.0 billion of borrowings. As of December 31, 2021, there are no borrowings outstanding under our Revolving Credit Facility. We distributed $9.0 billion of the $9.5 billion proceeds to Merck in accordance with the terms of the Separation.
After the distribution to Merck of $9.0 billion in net debt proceeds and settlement of certain balances with Merck and its affiliates, we began operations as an independent company with approximately $900 million of cash and cash equivalents, which included approximately $400 million of funds received from Merck for the purchase of inventory from Merck upon exit of certain Interim Operating Model agreements. This purchase was completed at the end of 2021. On December 23, 2021, the Company made a discretionary prepayment of $100 million on the U.S. dollar denominated term loan. At December 31, 2021, we had cash and cash equivalents of $737 million. We expect to continue to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available capacity under our Revolving Credit Facility and access to capital markets.
Working capital of continuing operations was $1.2 billion at December 31, 2021 and $348 million at December 31, 2020. The increase in working capital of continuing operations was primarily driven by cash funding by Merck in connection with the Separation and an increase in accounts receivable, partially offset by increases in employee benefits and payroll accruals and interest payable.
Cash provided by operating activities was $2.2 billion in 2021, $2.3 billion in 2020 and $3.0 billion in 2019. Cash provided by operating activities in 2021 was unfavorably impacted by the decline in net income and an increase in accounts receivable and inventory partially offset by an increase in trade accounts payable, including amounts due to Merck, and accrued and other current liabilities. Cash provided by operating activities in 2020 was primarily impacted by the decline in net income.
Cash used in investing activities was $481 million in 2021, $250 million in 2020, and $88 million in 2019. Cash used in investing activities in 2021 primarily reflects the asset acquisition of Forendo and Alydia Health and the licensing agreement with ObsEva. Cash used in investing activities in 2020, reflects an increase in capital expenditures.

Cash used in financing activities was $977 million in 2021, $2.0 billion in 2020 and 2.9 billion in 2019. The change in cash used in financing activities in 2021 reflects the proceeds from the issuance of long term debt, the payment of related debt issuance costs and related principal payment, payment of dividends, and the settlement of the transactions with Merck in connection with the Separation (see Note 19 to the Consolidated Financial Statements). The change in cash used in financing activities in 2020 reflects transactions with Merck.
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
Capital expenditures were $192 million in 2021, $255 million in 2020 and $92 million in 2019. Capital expenditures in 2021 and 2020 reflect investment in new capital projects focused primarily on establishing Organon as an independent Company. We estimate that we will continue to invest in new capital projects from 2022 to 2023, for ongoing projects to stand up Organon, principally related to investments in information technology.
In February 2022, the armed conflict between Ukraine and Russia escalated, which may adversely impact Organon’s business. Specifically, trade sanctions, travel bans and asset or financial freezes announced by the United States, European Union and other countries against Russian entities and designated individual restrictions have impacted and may continue to impact many global businesses in direct and indirect ways (including, but not limited to, product shipping delays, supply shortages, delays in regulatory approvals and audits, currency exchange rates and exchange controls). Such actions may negatively impact the financial institutions, vendors, manufacturers, suppliers, partners and other third parties with whom Organon conducts business. Organon will continue to monitor the impacts of the conflict, which may negatively impact Organon’s operations, financial position or cash flows. For the year ended December 31, 2021, Organon’s combined revenues of Ukraine and Russia were approximately 2% of total revenues.
Our contractual obligations as of December 31, 2021, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Lease obligations exclude reasonably certain lease renewals that have not yet been executed. As of December 31, 2021, total payments due for purchase obligations and lease obligations are $1.5 billion and $251 million, respectively, and extend through 2030. Contractual obligations due within the next twelve months are $349 million related to purchase commitments and $53 million related to lease obligations. In addition, Organon is responsible for settlement of certain tax matters, of which the Company expects to pay approximately $20 million within the next year.
During 2021, Organon paid cash dividends of $0.56 per share. In February 2022, the Board of Directors declared a quarterly dividend of $0.28 per share on Organon’s stock that was paid on March 17, 2022 to stockholders of record at the close of business on February 28, 2022.
We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.
Critical Accounting Estimates
The audited annual consolidated financial statements are prepared in conformity with GAAP and, accordingly, include certain amounts that are based on management’s best estimates and judgments. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed below. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Revenue Recognition
Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized following a five-step model: (i) identify the customer contract; (ii) identify the contract’s performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation; and (v) recognize revenue when or as a performance obligation is satisfied. Revenue is reduced for gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgment after considering applicable laws and regulations and definitive contractual agreements with private sector and public sector benefit providers. These types of variable consideration are estimated at the time of sale generally using the expected value method, although the most likely amount method is used for prompt pay discounts. In addition, revenues are recorded net of time value of money discounts if collection of accounts receivable is expected to be in excess of one year. Estimates are assessed each period and adjusted as required to revise information or actual experience.

In the United States, revenue is reduced by sales discounts issued to customers at the point-of-sale, through an intermediary wholesaler (known as chargebacks), or in the form of rebate amounts owed based upon definitive contractual agreements or legal requirements with private sector (Managed Care) and public sector (Medicaid and Medicare Part D customers). Additionally, sales are generally made with a limited right of return under certain conditions.
The provision for aggregate customer discounts in the United States covers chargebacks and rebates. We determine the provision for chargebacks based on expected sell-through levels by our wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. We use historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision. Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued.
We continually monitor our provision for aggregate customer discounts. There were no material adjustments to estimates associated with the aggregate customer discount provision in 2021, 2020, or 2019.
Summarized information about changes in the aggregate customer discount accrual related to sales in the United States is as follows:

($ in millions)	2021	2020	2019
Balance January 1	$343	$365	$404
Provision	2,000	1,770	1,885
Payments(1)	(2,014)	(1,792)	(1,924)
Balance December 31	$329	$343	$365
(1) Includes 2021 payments made by Merck on behalf of Organon for the period prior to the Separation date.
Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in accounts receivable and accrued and other current liabilities were $54 million and $275 million, respectively at December 31, 2021, $41 million and $302 million, respectively, at December 31, 2020 and were $52 million and $313 million, respectively, at December 31, 2019.
Outside of the United States, variable consideration in the form of discounts and rebates are a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. In certain European countries, legislatively mandated rebates are calculated based on an estimate of the government’s total unbudgeted spending and our specific payback obligation. Rebates may also be required based on specific product sales thresholds. We apply an estimated factor against our actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale.
We maintain a returns policy that allows our customers in the United States to return product within a specified period prior to and subsequent to the expiration date (generally, three to six months before and 12 months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of generic competition, changes in formularies or launch of over-the-counter products, among others. Outside of the United States, returns are only allowed in certain countries on a limited basis.
See Note 3 to the Consolidated Financial Statements for additional details on our revenue recognition policy.
Contingencies and Environmental Liabilities
We are involved in various claims and legal proceedings of a nature considered normal to our business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters (see Note 12 to the Consolidated Financial Statements). We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us. Expenditures for remediation and environmental liabilities were $4 million in 2021, and are estimated at $19 million in the aggregate for the years 2022 through 2026. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $24 million at both

December 31, 2021 and 2020. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $16 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on our financial condition, results of operations or liquidity for any year.
Impairments of Long-Lived Assets
We assess changes in economic, regulatory and legal conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property, plant and equipment, goodwill and other intangible assets. The judgments made in evaluating impairment of long-lived intangibles can materially affect our results of operations.
We periodically evaluate whether current facts or circumstances indicate that the carrying values of our long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. If quoted market prices are not available, we estimate fair value using a discounted value of estimated future cash flows approach.
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is evaluated for impairment as of October 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors which could have a significant effect on earnings or cash flows, and overall financial performance. If we conclude it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). We completed the annual goodwill impairment test as of October 1, 2021 and concluded that no impairment to goodwill was necessary as the fair value of the reporting unit was significantly in excess of the carrying value.
Other acquired intangible assets are initially recorded at fair value, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives. When events or circumstances warrant a review, we will assess recoverability from future operations using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Potential risks leading to impairment could include loss of exclusivity occurring earlier than expected, competition, pricing reductions, and other macroeconomic changes. Impairments are recognized in operating results to the extent that the carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated future cash flows.
Taxes on Income
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. We evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. We recognize interest and penalties associated with uncertain tax positions as a component of Taxes on income in the combined statement of income.
Prior to the Separation, we did not maintain an income taxes payable to or from account as it is deemed to be settled with the tax paying entities in the respective jurisdictions. These settlements are reflected as changes in accumulated deficit in the consolidated balance sheet. However, our consolidated balance sheet reflects balances with taxing authorities and the one-time transition tax resulting from the Tax Cuts and Jobs Act enacted in 2017, as well as for unrecognized income tax benefits along with related interest and penalties.
Prior to the Separation, income tax expense and deferred tax balances in the consolidated financial statements were calculated on a separate tax return basis. We relied on certain assumptions, one of them that as a standalone basis we would not benefit from certain tax incentives that historically benefited Merck. We believe the assumptions supporting the allocation and presentation of income taxes on a separate return basis were reasonable.

Inventory Valuation
Inventories consist of currently marketed products and are valued at the lower of cost or net realizable value. Inventories are assessed regularly for impairment and valuation reserves are established when necessary based on a number of factors including, but not limited to, product obsolescence and changes in estimates of future product demand and expiry. The determination of events and the assumptions utilized in our quantification of valuation reserves may require judgement. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.
Acquisitions
Business combinations are evaluated in order to determine whether transactions should be accounted for as acquisitions of assets or businesses. The Company makes certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If the Company determines that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the Company accounts for the transaction as an asset acquisition. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense and contingent consideration is not recognized at the acquisition date. Product development milestones are recognized upon achievement and sales-based milestones are recognized when the milestone is deemed probable of being achieved.
To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred.
The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management.
Pension
Our pension plans are calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets. These significant assumptions are reviewed annually and are disclosed in Note 14 of the Consolidated Financial Statements.
For our pension plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due.
The expected rate of return for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data, current market conditions and actual returns on the Company’s plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted-average expected long-term rate of return for a target portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management as appropriate.
Share-Based Compensation
We expense all share-based payment awards to employees, including grants of stock options, over the requisite service period based on the grant date fair value of the awards. The fair value of certain share-based awards is determined using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 3 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We had historically managed our foreign currency risk through Merck foreign currency programs. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. Upon Separation, we established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. Each quarter subsequent to Separation, €1.75 billion of our euro-denominated debt was designated as a hedge of the net investment of euro-denominated subsidiaries. See Note 7 to the Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.
Interest Rate Risk
Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.
We estimate a hypothetical 10% adverse movement in interest rates of our variable rate debt would not materially change annual interest expense.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Organon & Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Organon & Co. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
U.S. Rebate Accruals – Medicaid and Managed Care Rebates
As described in Note 3 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued, included in Accrued and other current liabilities, for aggregate customer discounts as of December 31, 2021 in the United States was $275 million, of which the majority related to U.S. rebate accruals - Medicaid and Managed Care. These rebate accruals are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. Certain of these discounts are in the form of rebates, which are amounts owed based upon definitive contractual agreements or legal requirements with private sector (Managed Care) and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. Management uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision.
The principal considerations for our determination that performing procedures relating to U.S. rebate accruals – Medicaid and Managed Care is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing the rebate accruals, as the accruals are based on assumptions developed using pricing information and historical customer segment utilization mix, and a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to these assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) developing an independent estimate of the rebate accruals by utilizing third-party data on historical customer segment utilization mix in the U.S., pricing information, the terms of the specific rebate programs, and the historical trends of actual rebate claims paid, (ii) comparing the independent estimate to the rebate accruals recorded by management, and (iii) testing actual rebate claims paid, including evaluating those claims for consistency with the contractual terms of the Company’s rebate agreements.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 21, 2022
We have served as the Company’s auditor since 2019.

Organon & Co.
Consolidated Statement of Income
($ in millions except share and per share amounts)

	2021	2020	2019
Revenues	$6,304	$6,532	$7,777
Costs, Expenses and Other
Cost of sales	2,382	2,119	2,274
Selling, general and administrative	1,668	1,356	1,443
Research and development	443	210	220
Restructuring costs	3	60	78
Other (income) expense, net	279	35	66
	4,775	3,780	4,081
Income From Continuing Operations Before Income Taxes	1,529	2,752	3,696
Taxes on Income	178	496	390
Net Income From Continuing Operations	1,351	2,256	3,306
Loss From Discontinued Operations - Net of Tax	—	(96)	(88)
Net Income	$1,351	$2,160	$3,218

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Basic:
Continuing operations	$5.33	$8.90	$13.04
Discontinued operations	—	(0.38)	(0.35)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$5.33	$8.52	$12.69

Earnings (Loss) per Share Attributable to Organon & Co. Stockholders - Diluted:
Continuing operations	$5.31	$8.90	$13.04
Discontinued operations	—	(0.38)	(0.35)
Net Earnings per Share Attributable to Organon & Co. Stockholders	$5.31	$8.52	$12.69

Weighted Average Shares Outstanding:
Basic	253,537,941	253,516,000	253,516,000
Diluted	254,192,700	253,516,000	253,516,000

Organon & Co.
Consolidated Statement of Comprehensive Income
($ in millions)

	2021	2020	2019
Net Income	$1,351	$2,160	$3,218
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain (loss) and prior service credit, net of amortization	8	(143)	(60)
Cumulative translation adjustment	90	(30)	54
	98	(173)	(6)
Comprehensive Income	$1,449	$1,987	$3,212
The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Balance Sheet
($ in millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$737	$12
Accounts receivable (net of allowance for doubtful accounts of $7 in 2021 and $18 in 2020)	1,382	1,038
Inventories (excludes inventories of $76 in 2021 and $127 in 2020 classified in Other Assets)	915	913
Other current assets	726	930
Current assets of discontinued operations	—	674
Total current assets	3,760	3,567
Property, plant and equipment, net	973	984
Goodwill	4,603	4,603
Other intangibles, net	651	503
Other assets	694	361
Noncurrent assets of discontinued operations	—	91
	$10,681	$10,109
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$9	$—
Trade accounts payable	1,382	259
Accrued and other current liabilities	1,021	659
Due to related party	—	1,339
Income taxes payable	185	288
Current liabilities of discontinued operations	—	128
Total current liabilities	2,597	2,673
Long-term debt	9,125	—
Deferred Income Taxes	4	128
Other noncurrent liabilities	463	1,739
Noncurrent liabilities of discontinued operations	—	83
Commitments and Contingencies
Organon & Co. Equity
Common Stock, $0.01 par value Authorized - 500,000,000 Issued and outstanding - 253,550,029	3	—
Additional paid-in capital	—	—
Accumulated deficit	(998)	—
Net investment from Merck & Co., Inc.	—	6,108
Accumulated other comprehensive loss	(513)	(622)
Total (Deficit) Equity	(1,508)	5,486
	$10,681	$10,109
The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Statement of Equity
($ in millions, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2019	—	—	—	—	7,256	(908)	$6,348
Net income attributable to Organon & Co.	—	—	—	—	3,218	—	3,218
Other comprehensive loss, net of taxes	—	—	—	—	—	(6)	(6)
Net transfers to Merck & Co., Inc.	—	—	—	—	(2,525)	—	(2,525)
Balance at December 31, 2019	—	$—	$—	$—	$7,949	$(914)	$7,035
Net income attributable to Organon & Co.	—	—	—	—	2,160	—	2,160
Other comprehensive loss, net of taxes	—	—	—	—	—	(173)	(173)
Net transfers to Merck & Co., Inc.	—	—	—	—	(4,001)	465	(3,536)
Balance at December 31, 2020	—	$—	$—	$—	$6,108	$(622)	$5,486
Net income attributable to Organon & Co.	—	—	—	621	730	—	1,351
Other comprehensive income, net of taxes	—	—	—	—	—	98	98
Cash dividends declared on Common Stock ($0.56 per share)	—	—	—	(145)	—	—	(145)
Stock-based compensation plans	34,029	—	—	38	—	—	38
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	65	588	11	664
Net consideration paid to Merck & Co. Inc. in connection with Separation		—	—	—	(9,000)	—	(9,000)
Issuance of Common Stock in connection with the Separation and reclassification of Net investment from Merck & Co., inc.	253,516,000	3	—	(1,577)	1,574	—	—
Balance at December 31, 2021	253,550,029	$3	$—	$(998)	$—	$(513)	$(1,508)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Statement of Cash Flows
($ in millions)

	2021	2020	2019
Cash Flows from Operating Activities
Net income from continuing operations	$1,351	$2,256	$3,306
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	92	56	49
Amortization	103	86	284
Impairment of assets	7	—	—
Acquired in-process research & development	104	—	—
Deferred income taxes	(288)	(32)	12
Stock-based compensation	59	40	41
Unrealized foreign exchange loss (gain)	18	(5)	—
Other	12	—	—
Net changes in assets and liabilities
Accounts receivable	(277)	13	200
Inventories	(138)	34	(91)
Other current assets	353	80	(105)
Trade accounts payable	663	37	(35)
Accrued and other current liabilities	329	12	(86)
Due from/due to related party	(164)	(155)	—
Income taxes payable	(119)	(118)	(590)
Other	55	(20)	35
Net Cash Flows Provided by Operating Activities from Continuing Operations	2,160	2,284	3,020
Cash Flows from Investing Activities
Capital expenditures	(192)	(255)	(92)
Proceeds from sale of property, plant and equipment	7	5	4
Acquired in-process research & development	(104)	—	—
Purchase of intangible asset - Alydia Health, net of cash acquired	(192)	—	—
Net Cash Flows Used in Investing Activities from Continuing Operations	(481)	(250)	(88)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	9,470	—	—
Repayments of debt	(112)	—	—
Payment of long-term debt issuance costs	(118)	—	—
Proceeds from short-term borrowings from Merck & Co, Inc.	—	1,512	—
Repayments of short-term borrowings from Merck & Co., Inc.	(1,512)	—	—
Net consideration paid to Merck & Co., Inc., in connection with the Separation	(9,000)	—	—
Dividend payments	(145)	—	—
Net transfers from (to) Merck & Co., Inc.	440	(3,534)	(2,932)
Net Cash Flows Used in Financing Activities from Continuing Operations	(977)	(2,022)	(2,932)
Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	298	(97)	(253)
Net Cash Used in Investing Activities	—	(8)	(14)
Net Cash (Used in) Provided by Financing Activities	(356)	(153)	311
Net Cash Flows (Used in) Provided by Discontinued Operations	(58)	(258)	44
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	23	—	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	—	(3)	31
Net Increase in Cash and Cash Equivalents	667	(249)	75
Cash and Cash Equivalents, Beginning of Period	12	—	—
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	58	319	244
Total Cash and Cash Equivalents, End of Period	737	70	319
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	—	58	319
Cash and Cash Equivalents, End of Period	$737	$12	$—
 The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Background and Nature of Operations
Organon & Co. (“Organon”) is a global health care company formed through a spinoff from Merck & Co., Inc. (“Merck”) to focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK"). Unless otherwise indicated, trademarks appearing in italics are trademarks of the Organon group of companies.
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
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement") and a transition services agreement (the "Transition Service Agreement" or "TSA") (see Note 19 for additional details).
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
The historical results prior to Separation included certain Merck non-U.S. legal entities that were conveyed to Organon in connection with the Separation (collectively, the "Transferred Entities" and each, a "Transferred Entity") and included operations related to other Merck products that were retained by Merck ("Merck Retained Products"). The Merck Retained Products business of the Transferred Entities was contributed by the Company to Merck and its affiliates and any remaining assets and liabilities were transferred as of June 2, 2021. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in these Consolidated Financial Statements (see Note 2).
2.    Basis of Presentation
On June 2, 2021, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation on June 2, 2021, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to June 2, 2021, are now referred to as "Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-K.
Periods Prior to Separation
The assets, liabilities, revenue and expenses of the Company were reflected in the Consolidated Financial Statements on a historical cost basis, as included in the consolidated financial statements of Merck, using the historical accounting policies

Notes to Consolidated Financial Statements (continued)
applied by Merck. The Consolidated Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
The Consolidated Financial Statements were prepared following a legal entity approach, which resulted in the inclusion of the following:
•Certain assets and liabilities, results of operations and cash flows attributable to the sales of Organon Products that were contributed to Organon prior to the consummation of the Separation.
•The Transferred Entities, which have historically included the results from the sales of both Organon Products and the Merck Retained Products. Each Transferred Entity’s historical operations, including its results of operations, assets and liabilities, and cash flows have been fully reflected in the Consolidated Financial Statements.
•In contemplation of the Separation, the Merck Retained Products business of the Transferred Entities was distributed to Merck and its affiliates ("MRP Distribution") and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.
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
(v) restructuring costs (see Note 6) and stock-based compensation expenses (see Note 13); and
(vi) certain compensation expenses maintained on a centralized basis such as certain employee benefit expenses.
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
Merck maintains various employee benefit plans in which the Company’s employees participated during periods prior to the Separation, and a portion of the costs associated with these plans was included in the Company’s Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2020 only includes assets and liabilities relating to plans for which the entity being transferred was the plan sponsor. Certain pension assets and obligations were transferred by Merck into legal entities established to operate the Organon Products business (the "Organon Entities") that are the plan sponsor and, accordingly, the Consolidated Balance Sheet at December 31, 2021 includes assets and liabilities of the newly established plans of Organon.
Merck utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Company was routinely transferred into accounts managed by Merck’s centralized treasury function and cash disbursements for the Company’s operations prior to the Separation were funded as needed by Merck. Cash and cash equivalents of the Organon Entities and the Transferred Entities were reflected in the Company’s Consolidated Balance Sheet. Balances held by the Organon Entities and the Transferred Entities with Merck for cash transfers and loans were reflected as Due to related party prior to Separation. All other cash, cash equivalents, short-term investments and related transfers between Merck and the Company were generally held centrally through accounts controlled and maintained by Merck and were not specifically identifiable to the Company. Accordingly, such balances were accounted for through Net investment from Merck & Co., Inc.

Notes to Consolidated Financial Statements (continued)
Merck’s third-party debt and related interest expense were not attributed to the Company because the Company was not the legal obligor of the debt and the borrowings were not specifically identifiable to the Company.
For the Organon Entities and the Transferred Entities, transactions with Merck affiliates were included in the Consolidated Statement of Income and related balances were reflected as Due to related party or Due from related party in the continuing operations and discontinued operations of the Consolidated Balance Sheet, as applicable. Other balances between the Company and Merck were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. See Note 19 for additional details.
As the separate legal entities that made up the Company’s business were not historically held by a single legal entity, Net investment from Merck & Co., Inc. was shown in lieu of stockholders’ equity in these Consolidated Financial Statements. Net investment from Merck & Co., Inc. represented Merck’s interest in the recorded assets of the Company and the cumulative investment by Merck in the Company through the date of Separation, inclusive of operating results.
Income tax expense and tax balances in the Consolidated Financial Statements were calculated on a separate tax return basis. The Company’s operations are included in the tax returns of certain Organon Entities, Transferred Entities or the respective Merck entities of which the Company’s business was a part.
As of Separation Date
Certain assets and liabilities, including accounts receivables, inventories and trade payables included on the Consolidated Balance Sheet prior to the Separation, have been retained by Merck post-Separation and therefore were transferred to Merck through Net investment from Merck & Co., Inc. in the Company’s Consolidated Financial Statements. Additionally, certain amounts previously included in Due to related party or Due from related party are reflected in accounts receivable and trade accounts payable as of December 31, 2021. As part of the Separation, Net investment from Merck & Co., Inc. was reclassified to Common Stock and Accumulated Deficit.
In connection with the Separation, additional pension assets and obligations were transferred to Organon through Net investment from Merck & Co., Inc., and the Company recorded these in the Consolidated Balance Sheet. See Note 14 for details. Additionally, stock-based awards were converted in accordance with the Employee Matters Agreement. See Note 13 for details.
During the second quarter of 2021, an aggregate of $9.5 billion of debt was issued in connection with the Separation. (see Note 11 for additional details). The Company distributed $9.0 billion of the $9.5 billion proceeds to Merck in accordance with the terms of the Separation.
Periods Post Separation
Following the Separation, certain functions continue to be provided by Merck under the Transition Services Agreement or are being performed using the Company’s own resources or third-party service providers. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck or its applicable affiliate, and Merck manufactures certain products for the Company or its applicable affiliate. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
Property, plant and equipment reflected in the Consolidated Balance Sheet is primarily attributable to the six manufacturing facilities the Company operates and certain information technology assets.
In June 2021, the Company established a balance sheet risk management and a net investment hedging program to mitigate against volatility of changes in foreign exchange rates.
As a standalone entity, the Company files tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods. As of June 2, 2021 and in connection with the Separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.
All intercompany transactions and accounts within Organon have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
During 2021, the Company recorded an out-of-period adjustment of approximately $145 million to establish a prepaid tax asset with an offsetting increase to Net Investment from Merck & Co., Inc. related to the period as of December 31, 2020. The adjustment did not have any impact on the Company's Consolidated Statement of Income or Consolidated Statement of Cash Flows. The Company concluded that the adjustment was not material to the Consolidated Financial Statements for either the current period or prior periods.

Notes to Consolidated Financial Statements (continued)
In the periods post Separation, the Company identified and recorded out-of-period adjustments primarily related to the Separation. The adjustments impacted net assets and liabilities of the Company and its Equity (Accumulated Deficit) by approximately $65 million. These amounts were all corrected during 2021 and therefore do not have an impact on the December 31, 2021 ending Equity balance or the annual 2021 Consolidated Financial Statements.
3.    Summary of Accounting Policies
Revenue Recognition — Recognition of revenue requires evidence of a contract, probable collection of sales proceeds and completion of substantially all performance obligations. The Company acts as the principal in its customer arrangements and therefore records revenue on a gross basis. The majority of the Company’s contracts have a single performance obligation — the promise to transfer goods. Shipping is considered immaterial in the context of the overall customer arrangement and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately recognized performance obligation.
Revenues from sales of products, including tenders, are recognized at a point in time when control of the goods is transferred to the customer, which the Company has determined is when title and risks and rewards of ownership transfer to the customer and the Company is entitled to payment.
The nature of the Company’s business gives rise to several types of variable consideration including discounts and returns, which are estimated at the time of sale generally using the expected value method, although the most likely amount method is used for prompt pay discounts.
In the United States, sales discounts are issued to customers at the point-of-sale, through an intermediary wholesaler (known as chargebacks), or in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. In addition, revenues are recorded net of time value of money discounts if collection of accounts receivable is expected to be in excess of one year.
Chargebacks are discounts that occur when a contracted customer purchases through an intermediary wholesaler. The contracted customer generally purchases product from the wholesaler at its contracted price plus a mark-up. The wholesaler, in turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the customer. The Company estimates the provision for chargebacks based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector, (Managed Care), and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. The Company uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history to estimate the expected provision. The U.S. provision for aggregate customer discounts covering chargebacks and rebates was $2.0 billion in 2021, $1.8 billion in 2020, and $1.9 billion in 2019.
Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. The accrued balances relative to the provisions for chargebacks and rebates in the United States included in Accounts receivable and Accrued and other current liabilities were $54 million and $275 million, respectively, at December 31, 2021 and $41 million and $302 million, respectively, at December 31, 2020.
Outside of the United States, variable consideration in the form of discounts and rebates are a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. Rebates may also be required based on specific product sales thresholds. The Company applies an estimated factor against its actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale. At December 31, 2021 and 2020, the accrued balances related to the provision for rebates and discounts included in other current liabilities were approximately $90 million and $115 million, respectively.
The Company maintains a returns policy that allows its U.S. customers to return product within a specified period prior to and subsequent to the expiration date (generally, three to six months before and 12 months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns and consideration of other relevant factors. Outside of the United States, returns are only allowed in certain countries on a limited basis.
The Company’s payment terms for U.S. customers are typically 36 days from receipt of invoice. Outside of the United States, payment terms are typically 30 days to 90 days, although certain markets have longer payment terms.
See Note 18 for disaggregated revenue disclosures.

Notes to Consolidated Financial Statements (continued)
Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less.
Inventories — Inventories are valued at the lower of cost or net realizable value. The cost of a substantial majority of U.S. inventories is determined using the last-in, first-out (LIFO) method for both financial reporting and tax purposes. The cost of all other inventories is determined using the first-in, first-out (FIFO) method.
Value Added Tax — The Company’s purchases, sales and intercompany transfers of goods are subject to value added tax (VAT) and VAT receivables are recognized for amounts that represent credits against future VAT obligations. VAT receivables included in Other current assets were $115 million and $315 million as of December 31, 2021 and 2020, respectively. VAT payables included in Accrued and other current liabilities were $9 million and $38 million as of December 31, 2021 and 2020, respectively. The related expense is included in the Company's operating expenses.
Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. The estimated useful lives primarily range from 25 to 40 years for buildings, and from 3 to 15 years for machinery, equipment and office furnishings. Depreciation expense was $92 million in 2021, $56 million in 2020, and $49 million in 2019. Repairs and maintenance costs are expensed as incurred as they do not extend the economic life of an asset.
Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and included in Selling, general and administrative expenses. The Company recorded advertising and promotion expenses of $236 million, $198 million, and $262 million in 2021, 2020 and 2019, respectively.
Goodwill — Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is evaluated for impairment as of October 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company completed the annual goodwill impairment test as of October 1, 2021 and concluded that no impairment to goodwill was necessary as the fair value of the reporting unit was significantly in excess of the carrying value.
Acquired Intangibles — Acquired intangibles include products and product rights and licenses, which are initially recorded at fair value, assigned an estimated useful life, and amortized on a straight-line basis over their estimated useful lives. The Company's intangibles also include the products and product rights intangible assets attributed to Organon from Merck. The intangible assets attributable to the Company’s operations have been reflected in the consolidated financial statements based on Merck’s historical cost. Licenses include milestone payments made to collaborative partners upon or subsequent to regulatory approval. The estimated useful lives of acquired intangibles range from 5 to 15 years (see Note 10). The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.
Acquired In-Process Research and Development — IPR&D that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Organon will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company evaluates IPR&D for impairment as of October 1 each year, or more frequently if impairment indicators exist, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. There were no IPR&D intangible assets as of December 31, 2021 or December 31, 2020.
Research and Development — Research and development costs are expensed as incurred. Research and development costs also include upfront and milestone payments related to asset acquisitions, licensing or collaborative arrangements involving clinical development programs that have not yet received regulatory approval.
Foreign Currency Translation — The net assets of international operations where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive loss and reflected as a separate component of equity. For those operations that operate in highly inflationary economies and for those operations where the U.S. dollar has been determined to

Notes to Consolidated Financial Statements (continued)
be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Other (income) expense, net.
Organon calculates foreign currency translation on its consolidated assets and liabilities. For periods prior to the Separation, these consolidated financial statements include Merck’s foreign currency translation for the Organon Entities.
Stock-Based Compensation — Prior to the Separation, certain of the Company’s employees historically participated in Merck’s share-based compensation plans. Share-based compensation expense was either allocated to the Company based on a proportionate cost allocation method or recorded based on specific identification. Effective June 3, 2021, Organon established the 2021 Incentive Stock Plan (the "Plan"). A total of 35 million shares of Common Stock are authorized under the Plan. The plan provides for the grant of various types of awards, including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change (see Note 13).
Pension and Other Postretirement Benefit Plans — Prior to the Separation, the defined benefit plans in which the Company participated related primarily to plans sponsored by Merck and for which other businesses of Merck also participate (Shared Plans). The Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheet. For such periods prior to Separation, the Consolidated Statement of Income reflects a proportional allocation of net periodic benefit cost for the Shared Plans associated with the Company. For certain defined benefit plans attributable to the Organon Entities, the over funded or underfunded status of the plan was recognized as an asset or liability on the combined balance sheet. The Company's participation in the defined pension and postretirement benefit plans sponsored by Merck concluded upon the completion of the Separation on June 2, 2021. At Separation, Organon became the plan sponsor for certain non-U.S. defined benefit pension plans (see Note 14).
Restructuring Costs — Costs associated with exit or disposal activities are recognized in the period in which they are incurred. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. When accruing these costs, the Company recognizes the amount within a range of costs that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company recognizes the minimum amount within the range.
Contingencies and Legal Defense Costs — The Company records accruals for contingencies and legal defense costs expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Taxes on Income — Prior to the Separation, income tax expense and deferred tax balances were calculated on a separate tax return basis. The Company’s operations were included in the tax returns of certain Organon Entities, Transferring Entities or the respective Merck entities of which the Company’s business was a part.
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The Company establishes valuation allowances for its deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.
The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income. The Company accounts for the tax effects of the tax on global intangible low-taxed income (GILTI) of certain foreign subsidiaries in the income tax provision in the period the tax arises. The Company and Merck entered into the Tax Matters Agreement in connection with the Separation (See Note 19).
Leases — The Company has operating leases primarily for real estate. The Company determines if an arrangement is a lease at inception. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicit or implicit identified asset in the contract and if the Company controls the use of that asset. Embedded leases are immaterial. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will

Notes to Consolidated Financial Statements (continued)
exercise that option. Real estate leases for facilities have a weighted average remaining lease term of 6.0 years and include one lease with an option to extend for 1 year. The Company has made an accounting policy election not to record short-term leases (leases with an initial term of 12 months or less) on the balance sheet. Lease expense associated with short term leases was not material for all periods presented.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. On a quarterly basis, an updated incremental borrowing rate is determined based on the weighted average remaining lease term of each asset class and the Company's pretax cost of debt for that same term. The updated rates for each asset class are applied prospectively to new leases. The Company does not separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs) in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right-of-use asset and related lease liability (if the non-lease components are fixed) (See Note 11).
Use of Estimates — The presentation of these Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, amounts recorded for contingencies, environmental liabilities, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill), investments, and taxes on income. Additionally estimates are used in acquisitions, including initial fair value determinations of assets and liabilities (primarily IPR&D, other intangible assets and contingent consideration), as well as subsequent fair value measurements.
For periods prior to Separation, estimates were used in determining the allocation of costs and expenses from Merck, and were used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, valuation of goodwill and intangibles, amounts recorded for contingencies, environmental liabilities and other reserves, pension and share-based compensation assumptions, restructuring costs, and taxes on income.
Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
The COVID-19 pandemic continued to negatively affect the Company's results during 2021. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic at December 31, 2021 and through the date of this report.
Net Investment from Merck & Co., Inc. — Net investment from Merck & Co., Inc. represented Merck’s interest in the recorded assets of the Company and the cumulative investment by Merck in the Company through the date of Separation, inclusive of operating results and the net effect of the transactions with and allocations from Merck. See Notes 2 and 19 for additional information.
Recently Adopted Accounting Standards
In January 2020, the Financial Accounting Standards Board ("FASB") issued new guidance intended to clarify certain interactions between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance addresses accounting for the transition into and out of the equity method of accounting and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s Consolidated Financial Statements upon adoption.
In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities, clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination, and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The Company adopted the new guidance effective January 1, 2021. There was no impact to the Company’s Consolidated Financial Statements upon adoption.
Recently Issued Accounting Standards Not Yet Adopted
In November 2021, the FASB issued new guidance requiring disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model. The guidance increases transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions to the Company’s financial statements. The guidance is effective for the annual periods beginning in 2022 and can be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

Notes to Consolidated Financial Statements (continued)
In October 2021, the FASB issued guidance to improve the accounting for contract assets and contract liabilities from acquired revenue contracts with customers in a business combination. The guidance addresses diversity in practice and inconsistency related to the recognition of an acquired contract liability, payment terms and their effect on subsequent revenue recognized by an acquirer. The guidance is effective for the Company on January 1, 2023 and its amendments applied prospectively to business combinations occurring on or after the effective date of the guidance. Early adoption is permitted, including adoption in an interim period and subject to different transition requirements. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements.
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements.
4.    Samsung Collaboration
The Company has an agreement with Samsung Bioepis Co., Ltd. ("Samsung Bioepis") to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company’s product portfolio. Under the agreement, Samsung Bioepis is responsible for pre-clinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates, and the Company has an exclusive license for worldwide commercialization with certain geographic exceptions specified on a product-by-product basis. The Company’s access rights to each product under the agreement last for 10 years from each product’s launch date on a market-by-market basis. Gross profits are shared equally in all markets with the exception of Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to the Company. Since the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Generally, profit sharing adjustments are recorded either to Cost of sales (after commercialization) or Selling, general and administrative expenses (prior to commercialization).
Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. At December 31, 2021, potential future regulatory milestone payments of $25 million remain under the agreement.
Summarized information related to this collaboration is as follows:

($ in millions)	2021	2020	2019
Sales	$424	$330	$252
Cost of sales	248	208	152
Selling, general and administrative	83	87	91

($ in millions)	December 31, 2021	December 31, 2020
Receivables from Samsung included in Other current assets	$15	$52
Payables to Samsung included in Trade accounts payable	21	13
5.    Acquisitions and Licensing Arrangements
In December 2021, Organon completed its acquisition of Forendo Pharma, a clinical-stage drug development company focused on novel treatments in women’s health. Forendo is pioneering the science of intracrinology, addressing disease through a novel, tissue-specific approach. Its lead clinical compound is an investigational, potentially first-in-class oral 17β-hydroxysteroid dehydrogenase type 1 inhibitor ("HSD17B1 inhibitor") in early development for endometriosis, being evaluated for its potential effect on endometriotic lesions. Total consideration includes a $75 million upfront payment, the assumption of approximately $10 million of Forendo debt, payments upon the achievement of certain development and regulatory milestones of up to $270 million and commercial milestones payments of up to $600 million, which together could amount to total consideration of $955 million. Contingent consideration will be paid by Organon upon achievement and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for in 2021 as an asset acquisition, as substantially all of the value was concentrated in a single identifiable asset, the HSD17B1 inhibitor. During the year ended December 31, 2021, the Company recorded $79 million, which consisted of the $75 million upfront payment, the assumption of debt of $10 million, and other net assets, as Research and Development expense. The Company also incurred $5.0 million of transaction related expenses reflected in Selling, General and Administrative expenses.

Notes to Consolidated Financial Statements (continued)
In July 2021, Organon and ObsEva entered into a license agreement whereby Organon licensed the global development, manufacturing and commercial rights to ebopiprant (OBE022). Ebopiprant is an investigational, orally active, selective prostaglandin F2α (PGF2α) receptor antagonist being evaluated as a potential treatment for preterm labor by reducing inflammation and uterine contractions. Under the terms of the license agreement, Organon gained exclusive worldwide rights to develop and commercialize ebopiprant. ObsEva is entitled to receive tiered double-digit royalties on commercial sales, up to $90 million in development and regulatory milestone payments, and up to $385 million in sales-based payments that will be paid by Organon upon achievement of the contractual milestone and the liability recorded once it is deemed probable of occurrence. Upon execution of the agreement, Organon made a $25 million upfront payment to ObsEva, which was recorded as Research and development expense during 2021.
In June 2021, Organon acquired Alydia Health ("Alydia"), a commercial-stage medical device company. Alydia’s device, the Jada system, is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. Organon’s acquisition of Alydia expanded its portfolio into the medical device category and underscores its commitment to identify options for women’s unmet medical needs. Total consideration included a $219 million upfront payment. Additionally, there is a $25 million sales-based contingent milestone payment that will be paid by Organon upon achievement and the liability recorded once it is deemed probable of occurrence. The transaction was accounted for as an asset acquisition, as substantially all of the value was concentrated in a single identifiable asset. This resulted in an intangible of $247 million attributed to the Jada system device, which was recorded to Other Intangibles. This asset is subject to amortization on a straight-line basis over its expected useful life of 11 years. In addition to the intangible asset, the Company also recorded other net liabilities of $7 million, a deferred tax liability of $44 million related to the intangible asset, and compensation expenses of $23 million, which were recorded in Selling General and Administrative Expenses. Of the $23 million of compensation expense, $19 million were related to accelerated vesting of Alydia stock-based compensation awards.
6.    Restructuring
Currently, Organon does not have an established restructuring program. Restructuring costs for 2021, 2020 and 2019 were $3 million, $60 million and $78 million, respectively, and reflect only charges allocated to Organon. The restructuring costs for 2020 were comprised of $30 million of separation costs and $30 million related to other restructuring activities. The restructuring costs for 2019 were comprised of $70 million of separation costs and $8 million related to other restructuring activities.
There were no liabilities for costs associated with restructuring activities at December 31, 2021. Liabilities for costs associated with restructuring activities were $17 million at December 31, 2020 and are included primarily in Accrued and other current liabilities.
7.    Financial Instruments
Prior to the Separation, Merck managed the impact of foreign exchange rate movements on its affiliates’ earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments. Merck established revenue hedging and balance sheet risk management programs that the Company participated in to protect against the volatility of future foreign currency cash flows and changes in fair value caused by volatility in exchange rates. Accordingly, the Consolidated Statement of Income includes the impact of Merck’s derivative financial instruments prior to the Separation that is deemed to be associated with the Company’s operations and has been allocated to the Company utilizing a proportional allocation method:

($ in millions)	2021	2020	2019
Allocated net (gains) loss in Sales	$56	$3	$(58)
Net (gains) loss in Other (income) expense, net(1)	32	48	3
Foreign exchange (gains) loss in Other (income) expense, net(1)	(28)	(4)	70
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

Notes to Consolidated Financial Statements (continued)
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
Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. As of December 31, 2021, the fair value of these contracts was recorded as an asset of $19 million in Other current assets and a liability of $5 million in Accrued and other current liabilities. The notional amount of forward contracts was $2.1 billion as of December 31, 2021. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Foreign exchange risk is also managed through the use of economic hedges on foreign currency debt (see Note 11). In each quarter subsequent to the Separation, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and of the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries. As a result, $162 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustments in Other Comprehensive Income for 2021.
Concentrations of Credit Risk
Historically, the Company’s operations formed part of Merck’s monitoring of concentrations of credit risk associated with corporate and government issuers of securities and financial institutions with which Merck conducted business. Credit exposure limits were established to limit a concentration with any single issuer or institution.
The majority of the Company’s accounts receivable arise from product sales in the United States, Europe and China and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed health care providers and pharmacy benefit managers. The Company’s customers with the largest accounts receivable balances are Curascript Specialty Distribution, McKesson Corporation and Amerisource Bergen Corporation which, represented, in aggregate, approximately 20% of total gross account receivable at December 31, 2021. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.
Merck had established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. In connection with the Separation, Merck conveyed these agreements to Organon. Under these agreements, Organon factored $87 million in the fourth quarter of 2021 and Merck factored $227 million of accounts receivable related to the Company in the fourth quarter of 2020, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements (continued)
8.    Inventories
Inventories consisted of:

($ in millions)	December 31, 2021	December 31, 2020
Finished goods	$377	$351
Raw materials	95	35
Work in process	490	595
Supplies	40	60
Total (approximates current cost)	$1,002	$1,041
Decrease to LIFO costs	(11)	(1)
	$991	$1,040
Recognized as:
Inventories	$915	$913
Other assets	76	127
Inventories valued under the LIFO method comprised $52 million and $48 million at December 31, 2021 and December 31, 2020, respectively. Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has a long-term vendor supply contract conveyed as part of the Separation that includes certain annual minimum purchase commitments. During 2021, the Company recorded $24 million within Other noncurrent liabilities due to estimated unavoidable losses associated with the supply contract. The charge was recognized as a component of Cost of Sales during 2021. As of December 31, 2021, total inventory purchase obligations are $1.5 billion and extend through 2030. Inventory purchase obligations due within the next twelve months amount to $349 million.
9.    Property, Plant and Equipment

($ in millions)	December 31, 2021	December 31, 2020
Land	$14	$14
Building	667	647
Machinery, equipment and office furnishings	917	787
Construction in progress	257	356
Less: accumulated depreciation	(882)	(820)
Property, Plant and Equipment, net	$973	$984

10.    Other Intangibles
Other intangibles as of December 31 consists of:

	2021			2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Products and product rights	$24,195	$23,654	$541	$24,159	$23,787	$372
Licenses	201	91	110	201	70	131
	$24,396	$23,745	$651	$24,360	$23,857	$503
Acquired intangibles include products and products rights, and licenses, which are initially recorded at fair value, assigned an estimated useful life, and amortized on a straight-line basis over their estimated useful lives. The Company’s most significant acquired intangible asset balance included in products and product rights above related to Nexplanon/Implanon, which had a net balance of $296 million and $354 million at December 31, 2021 and 2020, respectively. During 2021, Organon acquired intangibles of $247 million related to the Jada system device associated with the Alydia acquisition. The most significant amounts within licenses relate to capitalized milestone payments associated with the Samsung Bioepis collaboration (see Note 4), which had a net balance of $87 million and $113 million in the aggregate at December 31, 2021 and 2020,

Notes to Consolidated Financial Statements (continued)
respectively. During 2021, due to increased competition which resulted in the loss of contract tenders in certain markets and pricing pressure, the Company recorded an impairment charge of $7 million related to a product right for a biosimilar product within Cost of sales.
Aggregate amortization expense recorded within Cost of sales was $103 million in 2021, $86 million in 2020 and $284 million in 2019. The estimated aggregate amortization expense for each of the next five years is as follows: 2022, $108 million; 2023, $107 million; 2024, $101 million; 2025, $99 million; 2026, $94 million.

11.    Long-Term Debt and Leases
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
Borrowings made under the Senior Credit Agreement initially bear interest, in the case of:
•term loans under the Term Loan B Facility (i) denominated in U.S. Dollars, at 3.00% in excess of Adjusted LIBOR (subject to a floor of 0.50%) or 2.00% in excess of an alternate base rate ("ABR"), at our option, and (ii) denominated in euros, at 3.00% in excess of an adjusted Euro Interbank Offer Rate (“Adjusted EURIBOR”) (subject to a floor of 0.00%); and
•revolving loans under the Revolving Credit Facility (i) in U.S. Dollars, at 2.00% in excess of an Adjusted LIBOR (subject to a floor of 0.00%) or 1.00% in excess of ABR, at our option, and (ii) in euros, at 2.00% in excess of an Adjusted EURIBOR.
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the Revolving Credit Facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. There were no outstanding balances under the Revolving Credit Facility as of December 31, 2021.
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
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis beginning September 30, 2021. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or

Notes to Consolidated Financial Statements (continued)
become subject to liens. As of December 31, 2021, the Company is in compliance with all financial covenants and no default or event of default has occurred.
The following is a summary of Organon's total debt as described above:

($ in millions)	December 31, 2021
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,893
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	843
4.125% secured notes due 2028	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,412
5.125% notes due 2031	2,000
Other borrowings	10
Other (discounts and debt issuance costs)	(124)
Total principal long-term debt	$9,134
Less: Current portion of long-term debt	9
Total Long-term debt, net of current portion	$9,125
Other borrowings represent debt assumed in connection with the Forendo acquisition.
In 2021, the Company recorded approximately $117 million of debt issuance costs related to the long-term debt and $19 million of discounts on the term loans. Debt issuance costs and discounts are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The unamortized debt issuance costs related to the long-term debt and discounts on the term loans at December 31, 2021 are approximately $124 million.
The estimated fair value of long-term debt (including current portion) at December 31, 2021, was $9.4 billion compared with a carrying value (which includes a reduction for amortized debt issuance costs) of $9.1 billion. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
The Company made interest payments of $188 million related to its debt instruments during the year ended December 31, 2021. The average maturity of the Company's long-term debt at December 31, 2021 is approximately 7 years and the weighted-average interest rate on total borrowings for the three months ended December 31, 2021 is 3.9%.
On December 23, 2021, the Company made a discretionary prepayment of $100 million on the U.S. dollar denominated term loan. The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2022	$9
2023	9
2024	9
2025	37
2026	43
Thereafter	9,151
Leases
For periods prior to the Separation, lease costs were allocated to the Company based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method. Allocated operating lease cost for periods prior to Separation and actual operating lease cost was $66 million, $40 million and $45 million for 2021, 2020 and 2019, respectively.
None of the Company’s lease agreements contain variable lease payments. Sublease income is immaterial and there are no sale-leaseback transactions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Notes to Consolidated Financial Statements (continued)
Cash paid for amounts included in the measurement of operating lease liabilities was $41 million, $5 million, and $6 million in 2021, 2020 and 2019, respectively. Operating lease assets obtained in exchange for new operating lease liabilities were $241 million , $23 million and $4 million for 2021 and 2020 , and 2019, respectively and primarily consists of real estate operating leases entered into in connection with establishing Organon as a standalone Company.
Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	December 31, 2021	December 31, 2020
Assets
Other Assets	$230	$31
Liabilities
Accrued and other current liabilities	46	8
Other Noncurrent Liabilities	184	23
	$230	$31

Weighted-average remaining lease term (years)	5.8	4.0
Weighted-average discount rate	3.3%	1.9%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

2022	$53
2023	52
2024	46
2025	40
2026	15
Thereafter	46
Total lease payments	$252
Less: Imputed interest	22
$230
As of December 31, 2021, the Company had entered into two real estate operating leases that had not yet commenced. The obligation associated with these leases totals $7.4 million.
12.    Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters. In the opinion of the Company, it is unlikely that the resolution of these matters will be material to the Company's financial condition, results of operations or cash flows.
Given the nature of the litigation discussed in this note and the complexities involved in these matters, the Company is unable to reasonably estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation, and (v) any other factors that may have a material effect on the litigation.
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
The Company's decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. The Company has evaluated its risks and has determined that the cost

Notes to Consolidated Financial Statements (continued)
of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for most product liabilities.
Reference is made below to certain litigation in which Merck, but not the Company, is named as a defendant. Pursuant to the Separation and Distribution Agreement, the Company is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.
Product Liability Litigation
Fosamax
Merck is a defendant in product liability lawsuits in the United States involving Fosamax (alendronate sodium) (the "Fosamax Litigation"). As of December 31, 2021, approximately 3,470 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.
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
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court's preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit ("Third Circuit"). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court's opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs' state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. Briefing on the issue is closed, and the parties await the decision of the District Court.
Accordingly, as of December 31, 2021, approximately 975 cases were actively pending in the Femur Fracture MDL.
As of December 31, 2021, approximately 2,215 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of December 31, 2021, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.
Nexplanon/Implanon
Merck is a defendant in lawsuits brought by individuals relating to the use of Implanon and Nexplanon. In the United States, as of December 31, 2021, there was one filed product liability action involving Nexplanon pending in Western District of Arkansas (in which Organon is also named as a defendant). In addition, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, which have been tolled under a written tolling agreement. As of December 31, 2021, Merck had 20 cases pending outside the United States, of which 16 relate to Implanon and four relate to Nexplanon.
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

Notes to Consolidated Financial Statements (continued)
Liaison Counsel in the N.J. Coordinated Proceedings entered into an agreement to resolve the lawsuits for an aggregate amount of $4.3 million. The settlement was subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate was less than 100%. The contingencies were satisfied and the settlement agreement has been finalized.
At December 31, 2021, only three cases remain pending in the United States, including a case currently pending in the MDL, a matter involving Propecia in state court in Los Angeles, California and a matter involving Proscar in the United States District Court for the Eastern District of California. The Company is also defending 18 product liability cases outside the United States, two of which are class actions and four of which are putative class actions.
Governmental Proceedings
From time to time, the Company's subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and other governmental authorities in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to the Company, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, the Company assumed liability for all pending and threatened legal matters related to products transferred to the Company, including competition investigations resulting from enforcement activity concerning Merck’s conduct involving the Company's products. The Company could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations. The Company is aware of one such enforcement activity pending in Europe.

Hadlima (adalimumab-bwwd)
In July 2021, the Company received a Civil Investigation Demand ("CID") from the Office of the Attorney General for the State of Washington. The CID requests answers to interrogatories, as well as various documents, regarding certain activities related to adalimumab and adalimumab biosimilars. The Company is cooperating with the government’s investigation and intends to produce information and/or documents as necessary in response to the CID.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications ("ANDAs") with the U.S. Food and Drug Administration ("FDA") seeking to market generic forms of the Company's products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Similar lawsuits defending the Company's patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Nexplanon
In June 2017, Microspherix LLC ("Microspherix") sued the Company in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix's patents that claim radio-opaque, implantable drug delivery devices. Microspherix is claiming damages from September 2014 until the patents expired in May 2021. The Company brought Inter Partes Review ("IPR") proceedings in the United States Patent and Trademark Office ("USPTO") and successfully stayed the district court action. The USPTO invalidated some, but not all, of the claims asserted against the Company. The Company appealed the decisions that found claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO’s decisions. The matter is no longer stayed in the district court, and the Company is currently litigating the invalidity and non-infringement of the remaining asserted claims. A claim construction hearing was held on March 2, 2022, and any further dates in the schedule will be set based on the date the court issues a claim construction order.
Other Litigation
There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such

Notes to Consolidated Financial Statements (continued)
proceedings is not expected to be material to the Company's financial condition, results of operations or cash flows either individually or in the aggregate.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of December 31, 2021 and December 31, 2020 of approximately $9 million and $35 million, respectively, represents the Company's best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The decrease in the legal defense reserves at December 31, 2021, as compared to December 31, 2020, is primarily attributable to reserves related to certain litigation that was retained by Merck under the Separation and Distribution Agreement. Accordingly, and in connection with the Separation adjustments, the reserve was adjusted to Net Investment from Merck in the Consolidated Financial Statements to reflect the Company's best estimate of its legal defense reserves as of December 31, 2021. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Environmental Matters
In management's opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $24 million at both December 31, 2021 and December 31, 2020. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. It is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation. Management also does not believe that these expenditures should result in a material adverse effect on the Company's financial condition, results of operations or liquidity for any year.
13.    Stock-Based Compensation Plans
In connection with the Separation, and in accordance with the Employee Matters Agreement, Organon's employees with outstanding former Merck stock-based awards received replacement stock-based awards under the 2021 Incentive Stock Plan at Separation. The ratio used to convert the Merck stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. Due to the conversion, Organon incurred $17 million of incremental stock-based compensation expense. Of this amount, $4 million was related to vested option awards and was recognized immediately into earnings in connection with the Separation, and the remainder is recognized ratably over the option awards' remaining weighted average vesting period of 2.66 years. At December 31, 2021, the unrecognized portion of the incremental stock-based expense was $9.7 million.
In the second half of 2021, the Company granted stock option awards, performance share units and restricted share units under the 2021 Incentive Stock Plan. Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. Generally, stock options have a contractual term of ten years and vest one-third each year over a three-year period, subject to limited exceptions. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest. RSU awards generally vest one-third each year over a three-year period. The fair value of the stock option and RSU awards is determined and fixed on the grant date based on the Company’s stock price. The terms of the Company's PSU awards allow the recipients of such awards to earn a variable number of shares based on total shareholder return of the Company relative to an index of peer companies ("relative TSR") specified in the awards. For PSUs with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award at the grant date regardless of the actual number of shares earned. PSU awards generally vest after three years. For RSUs and PSUs, dividends declared during the vesting period are payable to the employees only upon vesting. RSU and PSU distributions will be in shares of Company stock after the end of the vesting or performance period, subject to the terms applicable to such awards.

Notes to Consolidated Financial Statements (continued)
Stock-based compensation expense incurred by the Company was as follows:

($ in millions)	2021	2020	2019
Stock-based compensation expense recognized in:
Cost of sales	$11	$17	$16
Selling, general and administrative	36	19	21
Research and Development	12	4	4
	$59	$40	$41
Income tax benefits	12	8	9
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
In connection with the stock options granted during 2021, the Company used the Black-Scholes model to determine the fair value of the stock options as of the grant date. In applying this model, the Company uses both historical data and current market data to estimate the fair value of its options. The expected dividend yield is based on forecasted patterns of dividend payments. The risk-free interest rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility. Due to the lack of trading history of Organon's stock at the time of valuation efforts, the historical component of expected volatility is based on historical monthly price changes of the peer group within the industry. Merck's historical data for Organon employees was used to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents the amount of time that options granted are expected to be outstanding based on historical and forecasted exercise behavior. The weighted average fair value of options was determined using the following assumptions:

Year Ended December 31, 2021
Expected dividend yield	3.22%
Risk-free interest rate	0.92%
Expected volatility	45.80%
Expected term (years)	5.89
A summary of the transactions under the 2021 Incentive Stock Plan as of December 31, 2021 follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of June 2, 2021	4,097	$34.30	$8.55	3,311	$36.77	—	$—
Granted	379	$35.38	$11.20	88	$34.72	120	$51.63
Vested/Exercised	—	$—	$—	(52)	$38.46	—	$—
Forfeited/Cancelled	(82)	$36.52	$9.05	(67)	$36.55	—	$—
Outstanding as of December 31, 2021	4,394	$34.35	$8.63	3,280	$36.69	120	$51.63

Notes to Consolidated Financial Statements (continued)
The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at December 31, 2021:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Stock Options	4,134	$34.35	$2	8.02	1,454	$30.66	$2	5.65
Restricted Share Units	3,051	—	100	1.99	—	—	—	—
Performance Share Units	102	—	4	2.63	—	—	—	—
The amount of unrecognized compensation costs as of December 31, 2021 was $109 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.08 years.
14.    Pension and Other Postretirement Benefit Plans
Prior to the Separation on June 2, 2021, Organon participated in Merck's U.S. and non-U.S. plans. Merck has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Merck also provides medical benefits, principally to its eligible U.S. retirees and their dependents, through its other postretirement benefit plans. The Company participated in Merck's benefit plans as though it was a participant in a multi-employer plan with the other businesses of Merck. The retirement benefits guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. Accordingly, no assets or liabilities associated with plans where the Company was a participant in a multi-employer plan with the other businesses of Merck have been reflected in the Company’s Consolidated Balance Sheet. The Consolidated Statement of Income includes expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company for the years ended December 31, 2021, 2020 and 2019 was $29 million, $55 million and $29 million, respectively. The Company's participation in the defined pension and postretirement benefit plans sponsored by Merck concluded upon the completion of the Separation on June 2, 2021.
In accordance with the terms of the Employee Matter Agreement, prior to the Separation, Merck continued to provide service crediting to employees that transferred to Organon under Merck's U.S. defined benefit pension plan, supplemental executive retirement, and retiree medical plans for purposes of early retirement eligibility and subsidies, as well as for certain service crediting bridges. Although Merck is responsible for providing these benefits, Organon recorded the portion of the aggregate incremental cost of providing early retirement subsidies, service crediting bridges, and retiree health care benefits under these programs that is attributable to future service. Accordingly, upon Separation, the Company recorded a "grow-in" provision granted to employees transferred to Organon of $50 million, which represented the future service earned with Organon for these transferred employees for the pension and other postretirement benefits. The "grow-in" provision was recorded as an asset and will be expensed over the estimated average service period of eight years in operating expenses. The unamortized balance of the asset is $46 million as of December 31, 2021, of which $40 million is reflected in Other Assets and $6 million is reflected in Other current assets.
As of June 2, 2021, Organon became the plan sponsor for certain non-U.S. defined benefit pension plans. These Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. Organon pension plans are primarily comprised of plans in Switzerland, Belgium, Korea, Germany and Italy. The Company uses December 31 as the year-end measurement date for these plans.
Net Periodic Benefit Cost
The net periodic benefit cost for pension plans consisted of the following components:

($ in millions)	2021	2020	2019
Service cost	$17	$4	$3
Interest cost	2	1	1
Expected return on plan assets	(3)	(1)	(1)
Net loss amortization	2	—	—
Net periodic benefit cost	$18	$4	$3
The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net (see Note 15).

Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status
Summarized information about changes in plan assets and benefit obligations, the funded status and the amounts recorded at December 31 is as follows:

($ in millions)	2021	2020
Fair value of plan assets January 1	$40	$28
Actual return on plan assets	6	—
Company contributions	19	4
Effects of exchange rate changes	(6)	3
Benefits paid	2	(1)
Other	—	7
Net transfer of plan assets from Merck affiliates	56	(1)
Fair value of plan assets December 31	$117	$40
Benefit obligation January 1	$76	$54
Service cost	17	4
Interest cost	2	1
Actuarial losses	(17)	4
Benefits paid	2	(1)
Effects of exchange rate changes	(10)	6
Other	—	6
Net transfer of benefit obligations from Merck affiliates	119	2
Benefit obligation December 31	$189	$76
Funded status December 31	$(72)	$(36)
Recognized as:
Other assets	$1	$—
Accrued and other current liabilities	(1)	—
Other Noncurrent liabilities	(72)	(36)

Information related to the funded status of materially significant pension plans at December 31 is as follows:

($ in millions)	2021	2020
Pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$176	$76
Fair value of plan assets	104	38
Pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$154	$54
Fair value of plan assets	97	38

Plan Assets
Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measured fair value with Level 1 having the highest priority and Level 3 having the lowest.
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Notes to Consolidated Financial Statements (continued)
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
Level 3 - Unobservable inputs that are supported by little or no market activity. The level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgement or estimation.
If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	2021				2020
Cash and cash equivalents	$3	$—	$—	$3	$—	$—	$—	$—
Investment funds
Developed markets equities	28	3	—	31	—	—	—	—
Government and agency obligations	21	1	—	22	—	—	—	—
Emerging markets equities	5	—	—	5	—	—	—	—
Other	3	1	—	4	—	—	—	—
Equity income securities
Developed markets equities	1	—	—	1	—	—	—	—
Fixed income securities
Government and agency obligations	—	3	—	3	—	5	—	5
Corporate Obligations	—	2	—	2	—	—	—	—
Other investments
Insurance contracts	—	33	—	33	—	34	—	34
Other	12	1	—	13	—	1	—	1
Plan assets at fair value	$73	$44	$—	$117	$—	$40	$—	$40
The targeted investment portfolio for the Company’s pension plans that are sponsored outside the United States varies based on the duration of pension liabilities and local government rules and regulations. There are no unfunded commitments or redemption restrictions related to these investments.
Expected Contributions
Expected contributions during 2022 are approximately $9 million for the Company's pension plans.
Expected Benefit Payments
Expected benefit payments are follows: 2022, $6 million; 2023, $8 million; 2024, $7 million; 2025, $6 million; 2026, $7 million; 2027-2031, $41 million. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.
Amounts Recognized in Other Comprehensive Income
Net loss amounts reflect differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net periodic benefit cost over the average remaining service life of employees.

($ in millions)	2021	2020	2019
Net gain (loss) arising during the period	$4	$6	$(5)
Net loss amortization included in benefit cost	2	—	—

Notes to Consolidated Financial Statements (continued)
Actuarial Assumptions
The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining pension plan information are as follows:

($ in millions)	2021	2020	2019
Net periodic benefit cost
Discount rate	1.48%	3.91%	4.14%
Expected rate of return on plan assets	4.50%	2.62%	3.08%
Salary growth rate	3.18%	3.63%	3.36%
Benefit obligation
Discount rate	1.49%	1.52%	1.63%
Salary growth rate	2.75%	3.63%	3.33%
The discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality, fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due.
The expected rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a plan basis. The expected rate of return for each plan is developed considering long-term historical returns data, current market conditions, and actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category and a weighted-average expected return for each plan’s target portfolio is developed according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate.
Savings Plan
Prior to June 2, 2021, the Company participated in certain Merck defined contribution savings plans. After the Separation, Organon maintains a defined contribution savings plan in the United States. The Company matches a percentage of employees’ contributions consistent with the provisions of the plan. In addition, since Separation, the Company makes retirement contributions calculated based on a predetermined formula that considers years of service and the employee's age. Total allocated and actual employer contributions to this plan in 2021 were $23 million. The amount allocated for total employer contributions in 2020 and 2019 was $18 million for both periods.
15.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

($ in millions)	2021	2020	2019
Exchange (gains) losses	$4	$44	$73
Interest expense	258	—	—
Other, net	17	(9)	(7)
	$279	$35	$66

Interest expense for 2021 primarily reflects amounts incurred in connection with the issuance of debt during the second quarter. See Note 11 for details.

Notes to Consolidated Financial Statements (continued)
16.    Taxes on Income
A reconciliation between the effective tax rate and the U.S. statutory rate is as follows:

	2021		2020		2019
($ in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$321	21.0%	$578	21.0%	$776	21.0%
Differential arising from:
Foreign earnings	(43)	(2.8)	(93)	(3.4)	(143)	(3.9)
Tax settlements	(32)	(2.1)	—	—	(264)	(7.1)
Amortization of intangible assets	(75)	(4.9)	12	0.4	22	0.6
State taxes	(3)	(0.2)	—	—	5	0.1
Global Intangible Low-Taxed Income	17	1.1	—
Other	(7)	(0.4)	(1)	—	(6)	(0.1)
	$178	11.7%	$496	18.0%	$390	10.6%

For the first five months of 2021 and the years ended December 31, 2020 and 2019, income taxes were calculated as if the Company filed income tax returns on a standalone basis. For those years, the Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable.
The Company has no remaining transition tax liability as of December 31, 2021 under the Tax Cuts and Jobs Act ("TCJA) that was enacted in 2017. The transition tax liability was $1.5 billion at December 31, 2020, of which $161 million was included in Income Taxes Payable and the remainder of $1.3 billion was included in Other Noncurrent Liabilities. As a result of the TCJA, the Company has made a determination it is no longer indefinitely reinvested with respect to a majority of its previously taxed undistributed earnings from foreign subsidiaries and provided for a deferred tax liability for withholding taxes due upon future remittances, net of certain foreign income tax credits. At December 31, 2021, the deferred income tax liabilities on undistributed earnings for certain subsidiaries that are deemed indefinitely reinvested is immaterial.
The tax effects of foreign earnings in the tax rate reconciliation above primarily reflect the effects of operations in jurisdictions with different tax rates than the United States thereby yielding a favorable impact on the effective tax rate compared with the U.S. statutory rate of 21%. The favorable impact is primarily attributable to a new reduced tax rate arrangement that was agreed to in Switzerland for a newly active legal entity.
The effective income tax rates were 11.7%, 18.0% and 10.6% for 2021, 2020 and 2019, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings. During 2021, the Company recorded a $75 million tax benefit relating to a portion of the non-U.S. step-up of tax basis associated with the Company's Separation from Merck. The effective income tax rate for 2021 also reflects the Internal Revenue Service ("IRS") conclusion of its examinations of Merck’s 2015-2016 U.S. federal income tax returns as further detailed below.
Income before taxes consisted of:

($ in millions)	2021	2020	2019
Domestic	$(96)	$532	$564
Foreign	1,625	2,220	3,132
	$1,529	$2,752	$3,696

Notes to Consolidated Financial Statements (continued)
Taxes on income consisted of:

($ in millions)	2021	2020	2019
Current provision
Federal	$41	$91	$(126)
Foreign	435	435	549
State	(10)	2	(45)
	$466	$528	$378
Deferred provision
Federal	$(64)	$11	$3
Foreign	(220)	(44)	(10)
State	(4)	1	19
	$(288)	$(32)	$12
	$178	$496	$390
Deferred income taxes at December 31 consisted of:

	2021		2020
($ in millions)	Assets	Liabilities	Assets	Liabilities
Product intangibles and licenses	$105	$—	$24	$—
Inventory related	15	—	—	18
Reserves and allowances	40	—	39	—
Accrued expenses	23	—	—	—
Accelerated depreciation	—	15	—	—
Unremitted foreign earnings	—	2	—	78
Right of use asset	51	—	—	—
Lease liability	—	51	—	—
Interest expense limitation carryforward	23	—	—	—
Compensation related	23	—	—	—
Unrecognized tax benefits	—	—	18	—
Hedging	—	36	—	—
Net operating losses and other tax credit carryforwards	103	—	70	—
Other	24	—	36	—
Subtotal	$407	$104	$187	$96
Valuation allowance	(35)	—	(69)	—
Total deferred taxes	$372	$104	$118	$96
Net deferred income taxes	$268		$22
Recognized as:
Other Assets	$272		$150
Deferred Income Taxes		$4		$128
The Company has recognized $103 million and $70 million deferred taxes on net operating loss (NOL) carryforwards in multiple jurisdictions as of December 31, 2021 and 2020, respectively. Valuation allowances of $35 million have been established on certain foreign deferred tax assets. During 2021, the Company reduced valuation allowances by $42 million as a result of the Separation.
Income taxes paid in 2021 were $131 million. Income taxes paid by Merck with respect to Organon for 2020 and 2019 were $416 million and $1.1 billion, respectively.
As of December 31, 2021, and 2020, the Company deferred the income tax consequences resulting from intra-entity transfers of inventory totaling $377 million and $421 million, respectively. These amounts are reflected in Other current assets.

Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2021	2020	2019
Balance January 1	$219	$213	$619
Additions related to current year tax positions	23	15	12
Additions related to prior year tax positions	18	23	4
Reductions for tax positions of prior years (1)	(49)	(3)	(274)
Spinoff related adjustments (2)	(108)	—	—
Settlements	(15)	(19)	(140)
Lapse of statute of limitations	(10)	(10)	(8)
Balance December 31	$78	$219	$213
(1) Amounts in 2019 reflect the settlement with the IRS discussed below.
(2) Unrecognized tax benefits were reduced by $108 million in 2021 related to positions taken prior to the spinoff for which Merck, as the Company’s former Parent, is the primary obligor and is responsible for settlement and payment of any resulting tax obligation.
If the Company were to recognize the unrecognized tax benefits of $78 million, at December 31, 2021, the income tax provision would reflect a favorable net impact of $78 million.
Prior to June 2, 2021, the Company was part of Merck’s consolidated U.S. federal income tax return, as well as separate and combined Merck income tax returns in numerous state and international jurisdictions. Merck was under examination by numerous tax authorities in various jurisdictions globally. During 2021, the IRS concluded its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the Consolidated Financial Statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company included a $29 million net tax benefit for the year ended December 31, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
The Company is subject to income tax in the United States (federal, state and local) as well as other jurisdictions outside of the United States in which we operate. As part of the Separation from Merck, $79.3 million of liabilities for unrecognized tax benefits associated with uncertain tax positions for jurisdictions outside of the United States were conveyed to Organon.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2021 could decrease by up to $11 million in the next 12 months as a result of various audit closures, settlements or the expiration of the statute of limitations. The Company believes that its reserves for uncertain tax positions are adequate to cover existing risks or exposures.
Interest and penalties associated with uncertain tax positions were immaterial in 2021 and resulted in an expense (benefit) of $11 million in 2020 and $(48) million in 2019, respectively. These amounts reflect the beneficial impacts of various tax settlements, including those discussed below. Liabilities for accrued interest and penalties were $39 million and $68 million as of December 31, 2021 and 2020, respectively.
In 2019, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2012-2014 U.S. federal income tax returns. As a result, the Company reflected a payment of $142 million in the consolidated financial statements. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a net tax benefit of $258 million in 2019. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for.
Various state and foreign tax examinations are in progress and for these jurisdictions, income tax returns are open for examination for the period 2006 through 2021.

Notes to Consolidated Financial Statements (continued)
17.    Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive loss by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019, net of taxes	$(294)	$(614)	$(908)
Other comprehensive income (loss), pretax	(68)	54	(14)
Tax	8	—	8
Other comprehensive income (loss), net of taxes	(60)	54	(6)
Balance at December 31, 2019, net of taxes	$(354)	$(560)	$(914)
Other comprehensive income (loss), pretax	(172)	(30)	(202)
Tax	29	—	29
Other comprehensive income (loss), net of taxes	(143)	(30)	(173)
Net Transfer of benefit plans to Merck affiliates	$465	$—	$465
Balance at December 31, 2020, net of taxes	$(32)	$(590)	$(622)
Other comprehensive income (loss), pretax	21	90	111
Tax	(13)	—	(13)
Other comprehensive income (loss), net of taxes	8	90	98
Net transfer of benefit plans to Merck affiliates	11	—	11
Balance at December 31, 2021, net of taxes	$(13)	$(500)	$(513)
18.    Product and Geographic Information
The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Notes to Consolidated Financial Statements (continued)
Revenue of the Company’s products were as follows:

	2021			2020			2019
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$532	$237	$769	$488	$192	$680	$568	$219	$787
Follistim AQ	110	127	237	84	108	193	103	138	241
NuvaRing	85	106	191	111	126	236	744	134	879
ganirelix acetate injection	22	88	111	11	69	81	25	86	112
Cerazette	—	70	70	—	67	67	—	71	71
Other Women's Health (1)	96	139	234	165	133	298	18	156	173
Biosimilars
Renflexis	164	21	186	123	12	135	95	1	96
Ontruzant	34	92	126	3	113	115	—	83	83
Brenzys	—	63	63	—	74	74	—	72	72
Other Biosimilars (1)	—	49	49	—	6	6	—	—	—
Established Brands
Cardiovascular
Zetia	10	368	378	(1)	483	482	14	575	590
Vytorin	11	153	164	12	170	182	16	268	285
Atozet	—	458	458	—	453	453	—	391	391
Rosuzet	—	68	68	—	130	130	—	120	120
Cozaar/Hyzaar	12	345	357	21	365	386	25	417	442
Zocor	4	61	65	3	75	77	6	107	112
Other Cardiovascular (1)	—	126	126	—	162	162	—	134	134
Respiratory
Singulair	15	398	413	18	444	462	30	669	698
Nasonex	4	201	206	12	206	218	9	284	293
Dulera	154	36	190	188	34	222	189	29	217
Clarinex	6	106	111	7	123	130	8	133	142
Asmanex	57	7	63	76	8	83	84	9	94
Other Respiratory (1)	—	26	26	3	32	35	1	25	25
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	244	244	—	258	258	—	288	288
Fosamax	4	172	175	4	176	180	9	188	197
Diprospan	—	125	125	—	118	118	—	102	102
Diprosone	1	86	87	1	82	83	1	83	84
Other Non-Opioid Pain, Bone and Dermatology (1)	15	183	199	9	186	195	14	199	214
Other
Proscar	1	116	117	2	174	176	2	202	203
Propecia	9	127	136	10	119	129	11	120	131
Sinemet	—	71	71	(1)	78	77	1	78	79
Remeron	3	62	66	2	61	64	3	79	82
Other (1)	37	185	223	53	185	238	62	176	238
Other (2)	(3)	205	200	4	102	107	(17)	120	102
Total Revenue	$1,383	$4,921	$6,304	$1,408	$5,124	$6,532	$2,021	$5,756	$7,777
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

Notes to Consolidated Financial Statements (continued)
Combined sales by geographic area where derived are as follows:

($ in millions)	2021	2020	2019
Europe and Canada	$1,741	$1,726	$1,893
United States	1,383	1,408	2,021
Asia Pacific and Japan	1,173	1,535	1,789
China	933	873	1,027
Latin America, Middle East, Russia and Africa	841	857	923
Other(1)	233	133	124
	$6,304	$6,532	$7,777
(1) Primarily reflects manufacturing sales to Merck and third parties for current and prior periods and allocated amounts from revenue hedging activities through the date of Separation.
During 2021, the Company realigned its geographic presentation of sales to reflect the internal management view of Organon as a standalone entity. Accordingly, prior period sales by geographic area have been recast to reflect these changes.
Approximately 80% of the Company's long-lived assets is located in Europe and Canada, and 10% in the United States. The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.
19.    Third-Party Arrangements and Related Party Disclosures
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
Agreements that Organon entered into with Merck that govern aspects of Organon’s relationship with Merck following the Separation include:
•Transition Services Agreements - Under the TSA, (i) Merck and certain of its affiliates provide Organon and certain of its affiliates, on an interim, transitional basis, various services, and (ii) Organon and certain of its affiliates provide Merck and certain of its affiliates, on an interim, transitional basis, various services. The services provided by Merck will include, among others, information technology, human resources, finance, quality, regulatory, supply chain management, promotional services, distribution services and certain other services, and will provide on a cost or, where applicable, a cost-plus basis. The Merck services generally commenced on the date of the Separation and generally terminate within 25 months following the date of Separation. Organon generally has the right to request the early termination of any or all services with advance notice. The services provided by Organon include quality, regulatory, supply chain management, promotional services, distribution services and certain other services and is provided on a cost or, where applicable, a cost-plus basis. The provisions of Organon services under the TSA generally commenced on the date of Separation and terminate within 25 months following the Separation. Merck will generally have the right to request the early termination of any or all services with advance notice.
•Interim Operating Agreements - Merck and Organon entered into a series of interim operating model ("IOM") agreements pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the Separation will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such interim operating agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and

Notes to Consolidated Financial Statements (continued)
burdens of such activities. Organon began receiving these economic benefits as of June 2, 2021. Based on the terms of the IOM agreement, the Company determined it is the Principal under this arrangement. Organon holds all risks, and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory. Additionally, Organon has latitude in pricing, has the ability to direct Merck regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables. As such, Organon recognizes these sales on a gross basis. Certain amounts are estimates and subject to possible adjustment in future periods.
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
•Tax Matters Agreement - The TMA allocates responsibility for all U.S. federal income, state and foreign income, franchise, capital gain, withholding and similar taxes, as well as all non-income taxes. The TMA also provides for cooperation between Merck and Organon with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the TMA. Merck generally is responsible for any income taxes reportable on an originally filed consolidated, combined or unitary return that includes Merck or any of its subsidiaries (and Organon and/or any of its subsidiaries) for any periods or portions thereof ending on or prior to the Distribution. Organon generally is responsible for any income taxes that are reportable on originally filed returns that include only Organon and/or any of its subsidiaries, for all tax periods. Additionally, as a general matter, Merck is responsible for certain income and non-income taxes imposed as the direct result of the Separation or of an internal separation transaction. Organon is responsible for certain taxes that exclusively relate to Organon’s business and for taxes resulting from any breach of certain representations or covenants that Organon made in the TMA. The TMA imposes restrictions on Organon and its subsidiaries during the two-year period following the Distribution. The restrictions are intended to prevent the Distribution and certain related transactions from failing to qualify as tax-free for U.S. federal income tax purposes. During such period, Organon and its subsidiaries generally are prohibited from, among other things, entering into transactions in which all or a portion of the shares of the Common Stock would be acquired or all or a portion of certain assets of Organon and its subsidiaries would be acquired. Organon and its subsidiaries also are prohibited, during such period, from merging or consolidating with any other person, issuing equity securities beyond certain thresholds, and repurchasing Common Stock other than in certain open-market transactions. Certain amounts are estimates and subject to possible adjustment in future periods.
•Employee Matters Agreement - The agreement allocated assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation.
•Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.
The amount due from Merck under the above agreements was $403 million at December 31, 2021 and is reflected in accounts receivable. The amount due to Merck under these agreements was $928 million at December 31, 2021 and is included in accounts payable.
For the period post-Separation through December 31, 2021, sales and cost of sales resulting from the manufacturing and supply agreements with Merck were $90 million and $85 million, respectively.
Following the distribution to Merck of $9.0 billion in net debt proceeds (see Note 11) and settlement of certain balances with Merck and its affiliates, the balance in cash and cash equivalents included approximately $400 million of funds received from Merck for the purchase of inventory from Merck upon exit of certain IOMs. The purchase was complete by the end of 2021.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of Merck. The following disclosure summarizes activity between the Company and Merck up to the Separation, including the affiliates of Merck that were not part of the Separation.
Cost allocations from Merck
Merck provided significant corporate, manufacturing, selling, marketing, administrative, research services and resources to the Company. Some of these services continue to be provided by Merck to the Company on a temporary basis under the Transition Services Agreement. The Consolidated Financial Statements reflect an allocation of these costs. See Note 2 for a discussion of these costs and the methodology used to allocate them.

Notes to Consolidated Financial Statements (continued)
The allocations reflected in the Consolidated Statement of Income for continuing operations are as follows:

($ in millions)	2021(1)	2020	2019
Cost of sales	$69	$452	$520
Selling, general and administrative	134	658	725
Research and development	35	152	190
	$238	$1,262	$1,435
(1) Includes costs through the Separation Date.
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
Related party transactions
The following transactions represent activity between Organon Entities and Transferred Entities with other Merck affiliates prior to the Separation:

($ in millions)	2021	2020	2019
Included in continuing operations
Supply sales to Merck affiliates	$143	$57	$—
Purchases from Merck affiliates	65	657	—
Cost reimbursements and fees from Merck affiliates	1	—	—
Included in discontinued operations
Supply sales to Merck affiliates	$12	$542	$501
Purchases from Merck affiliates	53	382	1,087
Cost reimbursements and fees (to) from Merck affiliates	$—	$22	$19
Interest expense, net on loans and advances with Merck affiliates	$—	$2	$3

The Company had the following balances with Merck affiliates:

($ in millions)	December 31, 2020
Included in continuing operations
Short term borrowings, net	$1,512
Trade payables (receivables), net	(173)
Due to related party	$1,339
Included in discontinued operations
Short term loans receivables, net	$247
Short term notes payable, net	(25)
Trade payables, net	(33)
Due from related party	$189

Notes to Consolidated Financial Statements (continued)
Net transfers to Merck & Co., Inc.
Prior to the Separation, net transfers to Merck were included within Net investment from Merck & Co., Inc. on the Consolidated Statement of Equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. were as follows:

($ in millions)	2021(1)	2020	2019
Cash pooling and general financing activities	$168	$5,216	$5,310
Cost allocations, excluding non-cash stock-based compensation	(209)	(1,222)	(1,394)
Taxes deemed settled with Merck	(259)	(409)	(1,039)
Allocated derivative and hedging (losses) gains	(88)	(51)	55
Net transfers (from) to Merck & Co., Inc. as reflected in the Consolidated Statement of Cash Flows for Continuing Operations(2)	$(388)	$3,534	$2,932
Net transfers to (from) Merck included in Net Cash Provided by (Used in) Discontinued Operations	597	(194)	(355)
Total net transfers to Merck as included in the Consolidated Statement of Cash Flows	$209	$3,340	$2,577
Stock-based compensation expense (includes $3 and $7 of discontinued operations for 2021 and 2020, respectively)	(32)	(54)	(52)
Net assets (distributed to) contributed by Merck affiliates	(778)	250	—
Recognition of amounts in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	13	465	—
Net transfers (from) to Merck & Co., Inc. as reflected in the Consolidated Statement of Equity	$(588)	$4,001	$2,525
(1)The amounts for the year ended December 31, 2021 represent activity through the date of the Separation.
(2)Net transfers (from) to Merck & Co., Inc. as reflected in the Consolidated Statement of Cash Flows for Continuing Operations for the year ended December 31, 2021 include Separation adjustments of $52 million, identified after the date of the Separation. Refer to Note 2 for further details.
Prior to the Separation, transfers between the Organon Entities, the Transferring Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the Consolidated Statement of Equity at Merck’s historical cost (see Note 2). Additionally, in connection with the Separation, certain assets and liabilities included in the pre-Separation balance sheet were retained by Merck and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Organon. Separation-related adjustments were also recognized in Net transfers to Merck & Co., Inc. Adjustments for transfers and separations are reflected in the Company's Consolidated Financial Statements for the year ended December 31, 2021 and were comprised of (i) the retention of assets and liabilities by Merck affiliates including accounts receivable, net of $751 million, inventories of $265 million, transition tax liabilities of $1.4 billion and certain liabilities net of other assets of $210 million, partially offset by (ii) the contribution of assets and liabilities to Organon Entities from Merck affiliates, including assets of $59 million and liabilities of $35 million.
Merck conveyed to Organon $79.3 million of reserves for unrecognized tax benefits associated with uncertain tax positions for jurisdictions outside of the United States. See Note 16 for further details. The Company also incurred costs related to employee matters in connection with the Separation, primarily related to stock-based and pension related compensation costs. See Notes 13 and 14 for further details.
20.    Discontinued Operations
In contemplation of the Separation, the Merck Retained Products business in the Transferred Entities was distributed to Merck affiliates and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.

Notes to Consolidated Financial Statements (continued)
The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business are as follows:

($ in millions)	2021	2020	2019
Sales	$93	$1,564	$1,753
Costs, Expenses and Other
Cost of Sales	65	1,228	1,347
Selling, general and administrative	15	310	479
Research and development	4	94	112
Restructuring costs	—	10	23
Other (income) expense, net	4	(6)	(67)
Income (loss) from discontinued operations before taxes	$5	$(72)	$(141)
Taxes on income	5	24	(53)
Loss from discontinued operations, net of taxes	$—	$(96)	$(88)
Discontinued operations includes related party sales of $12 million, $542 million and $501 million for the year ended December 31, 2021, 2020 and 2019, respectively. Costs for inventory purchases from related parties was $53 million, $382 million, and $1.1 billion for the year ended December 31, 2021, 2020 and 2019, respectively.
The components of assets and liabilities of discontinued operations that are stated separately as of December 31, 2020 in the Consolidated Balance Sheets are comprised of the following items:

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
21.    Earnings per Share
On June 2, 2021, the date of the Separation, 253,516,000 shares of the Common Stock were distributed to Merck stockholders of record as of the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the 2020 and 2019 calculations, these shares are treated as issued and outstanding at January 1, 2020 and 2019 for purposes of calculating historical basic and diluted earnings per share.

Notes to Consolidated Financial Statements (continued)
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Merck. Under these plans employees were granted stock options, performance share units ("PSUs"), and restricted stock units ("RSUs"). On June 2, 2021, and in accordance with the Employee Matters Agreement, all Merck stock options, PSUs and RSUs were converted using the conversion ratios set forth in the Employee Matters Agreement. Merck stock options, PSUs and RSUs were converted into Organon RSUs and option awards. Awards were equitably adjusted to reflect the spinoff and to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments (see Note 13 for additional details).
The calculation of basic and diluted earnings per common share for the year ended December 31, 2021, 2020 and 2019 was as follows:

($ in millions and shares in thousands, except per share amounts)	2021	2020	2019
Net income attributable to Organon:
Income from continuing operations	$1,351	$2,256	$3,306
Income from discontinued operations	—	(96)	(88)
Net income attributable to Organon	$1,351	$2,160	$3,218
Basic weighted average number of shares outstanding	253,538	253,516	253,516
Stock awards and equity units (share equivalent)	655	—	—
Diluted weighted average common shares outstanding	254,193	253,516	253,516
Earnings (Loss) Per Share Attributable to Organon common stockholders - Basic
Income from continuing operations	$5.33	$8.90	$13.04
Loss from discontinued operations	—	(0.38)	(0.35)
Basic earnings per common share attributable to Organon common stockholders	$5.33	$8.52	$12.69
Earnings (Loss) Per Share Attributable to Organon common stockholders - Diluted
Income from continuing operations	5.31	8.90	13.04
Loss from discontinued operations	—	(0.38)	(0.35)
Diluted earnings per common share attributable to Organon common stockholders	$5.31	$8.52	$12.69
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.
For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2021 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution date.
For 2021, 4.9 million of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
Dividend Program
During the second and third quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend $0.28 per share on Organon's Common Stock that was paid on September 13 and December 16, 2021, respectively, to stockholders of record at the close of business on August 23, and November 22, 2021, respectively.
22.    Subsequent Events
In February 2022, Organon acquired the product rights from Bayer AG to Marvelon® and Mercilon®, combined oral hormonal daily contraceptive pills, in the People’s Republic of China, including Hong Kong and Macau, and has entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction to acquire the rights to these products in Vietnam will close in the first half of 2022 and is subject to customary closing conditions, including regulatory approval.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending December 31, 2021. Based upon that evaluation, our CEO and our CFO concluded that, as of the period ending December 31, 2021, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our 2021 Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation of the Company's independent registered public accounting firm due to the transition period established by the rules of the SEC for newly created public companies.
No changes in our internal controls over financial reporting during the quarter ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Organon has a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer, and controller, and all directors. The Code of Conduct is available at organon.com/about-organon/mission-vision-and-values/code-of-conduct. To the extent required by the rules of the U.S. Securities and Exchange Commission (the “SEC”) or the New York Stock Exchange (the “NYSE”), Organon intends to disclose amendments to and waivers of the Code of Conduct applicable to executive officers and directors, if any, on that website within four business days following the date of any such amendment or waiver.
Additional information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The other information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Part IV
Items 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Statement of Income and Consolidated Statement of Comprehensive Income
•Consolidated Balance Sheet
•Consolidated Statement of Equity
•Consolidated Statement of Cash Flows
•Notes to the Consolidated Financial Statements
2. Exhibits: See Item 15(b) below.

(b) Exhibits

The exhibits listed on the Exhibit Index beginning on page 100, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

Number		Description

2.1	—
Separation and Distribution Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021

3.1	—	Amended and Restated Certificate of Incorporation of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
3.2	—	Amended and Restated Bylaws of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
*4.1	—	Form of Specimen Common Stock Certificate
*4.2	—	Description of Registrant's Securities
†10.1	—
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

+10.15	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.16	—	Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.17	—	Organon & Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.18	—	Organon & Co. Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.19	—	Organon & Co. Executive Severance Program (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on June 3, 2021)
+10.20	—	Organon Non-Employee Director Savings Plan (incorporated by reference to Exhibit 10.20 to Organon's Quarterly Report on Form 10-Q (File No. 001-40235) filed on November 12, 2021)

+10.21	—
Form of Global Terms for 2021 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.21 to Organon's Quarterly Report on Form 10-Q (File No. 001-40235) filed November 12, 2021)

+10.22	—
Form of Global Terms for 2021 Performance Share Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.22 to Organon's Quarterly Report on Form 10-Q (File No. 001-40235) filed November 12, 2021)

+10.23	—
Form of Global Terms for 2021 Non-qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.23 to Organon's Quarterly Report on Form 10-Q (File No. 001-40235) filed on November 12, 2021

†10.24	—
Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated February 18, 2013 (incorporated by reference to Exhibit 10.4 to Organon's Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

†10.25	—
Amendment No. 1 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated July 21, 2014 (incorporated by reference to Exhibit 10.5 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

†10.26	—
Amendment No. 2 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated August 2, 2017 2014 (incorporated by reference to Exhibit 10.6 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

10.27	—
Amendment No. 3 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated October 1, 2017 (incorporated by reference to Exhibit 10.7 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

10.28	—
Amendment No. 4 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated September 1, 2018 (incorporated by reference to Exhibit 10.8 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

10.29	—
Amendment No. 5 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated October 15, 2018 (incorporated by reference to Exhibit 10.9 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

†10.30	—
Amendment No. 6 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated December 19, 2018 (incorporated by reference to Exhibit 10.10 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

†10.31	—
Amendment No. 7 to Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated May 15, 2020 (incorporated by reference to Exhibit 10.11 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

†10.32	—
Specified Technology License Agreement (Nexplanon Rod Technology) by and between Merck Sharp & Dohme B.V. and Merck Sharp & Dohme RT B.V., dated October 28, 2020 (incorporated by reference to Exhibit 10.12 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on March 17, 2021)

+10.33	—
Letter Agreement between Kevin Ali and Merck & Co., Inc. dated October 14, 2020 (incorporated by reference to Exhibit 10.15 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 29, 2021)

+10.34	—
Letter Agreement between Matthew M. Walsh and Merck Sharp & Dohme Corp. dated March 24, 2020 (incorporated by reference to Exhibit 10.16 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 29, 2021)

*10.35	—	Supplemental License Agreement (Nexplanon Rod Technology) by and between Merck Sharp & Dohme B.V. and Merck Sharp & Dohme RT B.V., dated December 13, 2021
*21.1	—	List of Subsidiaries
*23.1	—	Consent of PricewaterhouseCoopers LLP

*24.1	—	Power of Attorney (included on signature page)
*31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
**32.1	—	Section 1350 Certification of Chief Executive Officer
**32.2	—	Section 1350 Certification of Chief Financial Officer
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith.
	**	Furnished herewith.
	†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

¹ Indicates, in this 2021 Form 10-K, brand names of products, which are not available in the United States.

² Indicates, in this 2021 Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. Humira is a trademark in the name of Abbvie Biotechnology Ltd.; Enbrel is a trademark in the name of Immunex Corporation; Remicade is a trademark registered in the name of Janssen Biotech, Inc.; Avastin is a trademark registered in the name of Genentech, Inc.; Herceptin is a trademark registered in the name of Genentech, Inc.; Clarinex is a trademark registered in the name of Bayer Healthcare LLC (used under license); and Viox is a trademark registered in the name of Merck in several countries. Brand names of products that are in all italicized letter, without the footnote, are registered trademarks of Organon and/or one of its subsidiaries.

Item 16. Form 10-K Summary
None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: March 21, 2022
Matthew Walsh
Chief Financial Officer

We, the undersigned directors and officers of Organon, hereby severally constitute Kevin Ali and Matthew Walsh, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Kevin Ali	Chief Executive Officer and Director	March 21, 2022
/s/ Matthew Walsh	Chief Financial Officer	March 21, 2022
/s/ Kathryn DiMarco	SVP Finance – Corporate Controller	March 21, 2022
/s/ Carrie Cox	Chairman of the Board of Directors	March 21, 2022
/s/ Robert Essner	Director	March 21, 2022
/s/ Alan Ezekowitz	Director	March 21, 2022
/s/ Ma Fatima de Vera Francisco	Director	March 21, 2022
/s/ Helene Gayle	Director	March 21, 2022
/s/ Shelly Lazarus	Director	March 21, 2022
/s/ Deborah Leone	Director	March 21, 2022
/s/ Martha McGarry	Director	March 21, 2022
/s/ Philip Ozuah	Director	March 21, 2022
/s/ Cynthia Patton	Director	March 21, 2022
/s/ Grace Puma	Director	March 21, 2022
/s/ Shalini Sharp	Director	March 21, 2022