Form 10-Q
period 2022-03-31
Organon & Co.
filed 2022-05-06
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on May 2, 2022: 253,637,179

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statement of Income
(Unaudited, $ in millions except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,567	$1,506
Costs, Expenses and Other
Cost of sales	561	591
Selling, general and administrative	371	382
Research and development	96	67
Restructuring costs	—	1
Other (income) expense, net	97	(2)
	1,125	1,039
Income From Continuing Operations Before Income Taxes	442	467
Taxes on Income	94	72
Net Income From Continuing Operations	348	395
Income From Discontinued Operations - Net of Tax	—	4
Net Income	$348	$399

Earnings per Share Attributable to Organon & Co. Stockholders - Basic:
Continuing operations	$1.37	$1.56
Discontinued operations	—	0.02
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.37	$1.58

Earnings per Share Attributable to Organon & Co. Stockholders - Diluted:
Continuing operations	$1.36	$1.56
Discontinued operations	—	0.02
Net Earnings per Share Attributable to Organon & Co. Stockholders	$1.36	$1.58

Weighted Average Shares Outstanding:
Basic	253,583,000	253,516,000
Diluted	255,052,000	253,516,000

Organon & Co.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2022	2021
Net Income	$348	$399
Other Comprehensive Loss, Net of Taxes:
Benefit plan net loss and prior service credit, net of amortization	(1)	(2)
Cumulative translation adjustment	(15)	(66)
	(16)	(68)
Comprehensive Income	$332	$331
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheet
(Unaudited, $ in millions, except share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$694	$737
Accounts receivable (net of allowance for doubtful accounts of $11 in 2022 and $7 in 2021)	1,322	1,382
Inventories (excludes inventories of $30 in 2022 and $76 in 2021 classified in Other Assets)	946	915
Other current assets	757	726
Total current assets	3,719	3,760
Property, plant and equipment, net	970	973
Goodwill	4,603	4,603
Other intangibles, net	665	651
Other assets	640	694
	$10,597	$10,681
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$9	$9
Trade accounts payable	1,081	1,382
Accrued and other current liabilities	1,014	1,021
Income taxes payable	202	185
Total current liabilities	2,306	2,597
Long-term debt	9,085	9,125
Deferred income taxes	2	4
Other noncurrent liabilities	454	463
Commitments and Contingencies
Organon & Co. Equity
Common stock, $0.01 par value Authorized - 500,000,000 Issued and outstanding - 253,637,179	3	3
Accumulated deficit	(724)	(998)
Accumulated other comprehensive loss	(529)	(513)
Total Deficit	(1,250)	(1,508)
	$10,597	$10,681
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Equity
(Unaudited, $ in millions, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2021	—	$—	$—	$—	$6,108	$(622)	$5,486
Net income attributable to Organon & Co.	—	—	—	—	399	—	399
Other comprehensive loss, net of taxes	—	—	—	—	—	(68)	(68)
Net transfers to Merck & Co., Inc.	—	—	—	—	(1,096)	1	(1,095)
Balance at March 31, 2021	—	$—	$—	$—	$5,411	$(689)	$4,722

Balance at January 1, 2022	253,550,029	$3	$—	$(998)	$—	$(513)	$(1,508)
Net income attributable to Organon & Co.	—	—	—	348	—	—	348
Other comprehensive loss, net of taxes	—	—	—	—	—	(16)	(16)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	—	(71)
Stock-based compensation plans and other	87,150	—	—	15	—	—	15
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	(18)	—	—	(18)
Balance at March 31, 2022	253,637,179	$3	$—	$(724)	$—	$(529)	$(1,250)

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statement of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$348	$395
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	25	18
Amortization	28	20
Deferred income taxes	(4)	(25)
Stock-based compensation	15	11
Unrealized foreign exchange (gain) loss	(6)	7
Other	6	—
Net changes in assets and liabilities
Accounts receivable	54	(40)
Inventories	14	(33)
Other current assets	(37)	141
Trade accounts payable	(298)	4
Accrued and other current liabilities	(45)	70
Due from/due to related party	—	769
Income taxes payable	30	(52)
Other	(7)	15
Net Cash Flows Provided by Operating Activities from Continuing Operations	123	1,300
Cash Flows from Investing Activities
Capital expenditures	(33)	(38)
Purchase of product rights	(30)	—
Net Cash Flows Used in Investing Activities from Continuing Operations	(63)	(38)
Cash Flows from Financing Activities
Repayments of debt	(2)	—
Repayments of short-term borrowings from Merck & Co., Inc., net	—	(566)
Net transfers to Merck & Co., Inc.	(18)	(551)
Dividend payments	(71)	—
Net Cash Flows Used in Financing Activities from Continuing Operations	(91)	(1,117)
Discontinued Operations
Net Cash Provided by Operating Activities	—	204
Net Cash Used in Investing Activities	—	—
Net Cash Used in Financing Activities	—	(244)
Net Cash Flows Used in Discontinued Operations	—	(40)
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	(12)	(13)
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	—	(1)
Net (Decrease) Increase in Cash and Cash Equivalents	(43)	91
Cash and Cash Equivalents, Beginning of Period	737	12
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	58
Total Cash and Cash Equivalents, End of Period	694	161
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	—	20
Cash and Cash Equivalents, End of Period	$694	$141
 The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Background and Nature of Operations
Organon & Co. (“Organon” or the "Company") is a global health care company formed through a spinoff from Merck & Co., Inc. (“Merck”) to focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom ("UK").
The Company’s operations include the following product portfolios:
•Women’s Health: the Company has a portfolio of contraception and fertility brands, such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the US), a long-acting reversible contraceptive, which is a class of contraceptives that are recognized as the most effective type of hormonal contraception available to patients with a lower long-term average cost.
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
In connection with the Separation, on June 2, 2021, Merck distributed (the "Distribution"), on a pro rata basis, to holders of the outstanding shares of common stock of Merck, par value $0.50 per share (the "Merck Common Stock") on May 17, 2021 (the "Record Date"), all of the outstanding shares of common stock, par value $0.01 per share, of Organon (the "Common Stock"). Each Merck stockholder was entitled to receive one-tenth of a share of the Common Stock for each share of Merck Common Stock held on the Record Date. Organon is now a standalone publicly traded company and, on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange under the ticker symbol "OGN."
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and a transition services agreement (the "Transition Service Agreement" or "TSA"). Following the Separation, certain functions continue to be provided by Merck under the TSA or are being performed using the Company’s own resources or third-party service providers. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate and Merck manufactures certain products for the Company or its applicable affiliate (see Note 14 for additional details). The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
2.    Basis of Presentation
The unaudited financial statements for all periods presented, including the historical results of the Company prior to June 2, 2021, are referred to as "Condensed Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Organon have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2021.
Prior to the Separation on June 2, 2021, the Company’s historical Consolidated financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records. The assets, liabilities, revenue and expenses of the Company were reflected in the Condensed Consolidated Financial Statements on a

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
historical cost basis, as included in the consolidated financial statements of Merck, using the historical accounting policies applied by Merck, following a legal entity approach. For such periods prior to the Separation, certain corporate and shared costs were allocated to the Company based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method. Refer to Note 2 of the audited Consolidated Financial Statements in the Company's 2021 Form 10-K for additional details on Organon's basis of presentation during periods prior to the Separation, at Separation and post Separation.
The Company’s historical results prior to the Separation included certain Merck non-U.S. legal entities that were conveyed to Organon in connection with the Separation (collectively, the "Transferred Entities" and each, a "Transferred Entity") and included operations related to other Merck products that were retained by Merck (the "Merck Retained Products"). The Merck Retained Products business of the Transferred Entities was contributed by the Company to Merck and its affiliates and any remaining assets and liabilities were transferred as of June 2, 2021. Accordingly, the historical results of operations of the Merck Retained Products have been reflected as discontinued operations in these Condensed Consolidated Financial Statements.
For periods prior to the Separation, income tax expense in the Condensed Consolidated Statement of Income was calculated on a separate tax return basis and the Company’s operations were included in the tax returns of certain Organon Entities, Transferred Entities, or the respective Merck entities of which the Company’s business was a part. As of June 2, 2021 and in connection with the Separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity. As a standalone entity, the Company files tax returns on its own behalf, and tax balances and effective income tax rates may differ from the amounts reported in the historical periods.
Certain assets and liabilities, including accounts receivables, inventories and trade payables included on the Condensed Consolidated Balance Sheet prior to the Separation, were retained by Merck post-Separation and therefore were recorded through Net investment from Merck & Co., Inc. in the Company’s Condensed Consolidated Financial Statements. As part of the Separation, Net investment from Merck & Co., Inc. was reclassified to Common Stock and Accumulated Deficit
Use of Estimates
The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in our Form 10-K for the year ended December 31, 2021. Accordingly, actual results could differ materially from management's estimates and assumptions.
Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic at March 31, 2022 and through the date of this report.
Recently Adopted Accounting Standards
There were no recently issued accounting standards adopted by the Company during the first quarter of 2022. Refer to Note 3 of the audited Condensed Consolidated Financial Statements in Organon's Form 10-K for the year ended December 31, 2021 for standards adopted in 2021.
Recently Issued Accounting Standards Not Yet Adopted
In March 2022, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on trouble debt restructurings for creditors that have adopted the new credit losses guidance in Accounting Standards Codification 326 ("ASC 326"), and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for the Company on January 1, 2023, including interim periods. Early adoption is permitted, and the amendment applied prospectively, except for the recognition and remeasurement of trouble debt restructurings. Entities can elect to adopt the guidance on trouble debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In November 2021, the FASB issued new guidance requiring disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model. The guidance increases transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions to the Company’s financial statements. The guidance is effective for annual periods in 2022 and can be applied on a prospective or retrospective basis. The

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Company is currently evaluating the impact of adoption on its Consolidated Financial Statements. The Company does not anticipate a material impact to its Consolidated Financial Statements.
In October 2021, the FASB issued guidance to improve the accounting for contract assets and contract liabilities from acquired revenue contracts with customers in a business combination. The guidance addresses diversity in practice and inconsistency related to the recognition of an acquired contract liability, payment terms and their effect on subsequent revenue recognized by an acquirer. The guidance is effective for the Company on January 1, 2023 and its amendments will be applied prospectively to business combinations occurring on or after the effective date of the guidance. Early adoption is permitted, including adoption in an interim period and subject to different transition requirements. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 and December 31, 2022. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements. The Company does not anticipate a material impact to its Consolidated Financial Statements.
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
Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. At March 31, 2022, potential future regulatory milestone payments of $25 million remain under the agreement.
Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Sales	$99	$81
Cost of sales	65	53
Selling, general and administrative	18	15

($ in millions)	March 31, 2022	December 31, 2021
Receivables from Samsung included in Other current assets	$26	$15
Payables to Samsung included in Trade accounts payable	23	21
4.    Acquisitions and Licensing Arrangements
In February 2022, Organon acquired the product rights and related inventory from Bayer AG to Marvelon™ (ethinylestradiol, desogestrel) and Mercilon™ (ethinylestradiol, desogestrel), combined oral hormonal daily contraceptive pills, in the People’s Republic of China, including Hong Kong and Macau, and has entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction was accounted for as an asset acquisition. In the first quarter of 2022, Organon paid $30 million to acquire the product rights and inventory in China and accrued an additional $35 million related to these rights which will be paid during the second quarter of 2022. This resulted in Organon recognizing an intangible asset of $42 million related to the product rights with the remainder of the consideration recorded to Inventory for the fair value of

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
acquired inventory during the first quarter of 2022. The intangible assets related to currently marketed products will be amortized over their estimated useful lives of 10 years.
The transaction to acquire the rights to these products in Vietnam is expected to close in the second quarter of 2022 and is subject to customary closing conditions, including regulatory approval.
For details regarding Organon's 2021 acquisitions and licensing agreements, See Note 5 to the audited Consolidated Financial Statements in the Company's 2021 Form 10-K.
5.    Financial Instruments
Foreign Currency Risk Management
The Company has a balance sheet risk management and a net investment hedging program to mitigate against volatility of changes in foreign exchange rates.
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
Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. As of March 31, 2022 and December 31, 2021, the fair value of these contracts was recorded as an asset of $29 million and $19 million, respectively, in Other current assets and a liability of $31 million and $5 million, respectively, in Accrued and other current liabilities. The notional amount of forward contracts was $1.6 billion as of March 31, 2022 and $2.1 billion as of December 31, 2021. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows.
Foreign exchange risk is also managed through the use of economic hedges on foreign currency debt (see Note 7). In each quarter subsequent to the Separation, €1.75 billion in the aggregate of both the euro-denominated term loan (€750 million) and of the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries. As a result, $37 million of foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustments in Other Comprehensive Income for the three months ended March 31, 2022.
The Condensed Consolidated Statement of Income includes the impact of actual net gains and losses of Organon's derivative financial instruments, as well as the impact of Merck’s derivative financial instruments prior to the Separation allocated to the Company utilizing a proportional allocation method:

	Three Months Ended March 31,
($ in millions)	2022	2021
Allocated net (gains) loss in Sales	$—	$32
Foreign exchange (gains) loss in Other (income) expense, net	(4)	(4)
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
Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $93 million and $87 million of accounts receivable at

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
March 31, 2022 and December 31, 2021, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows.
6.    Inventories
Inventories consisted of:

($ in millions)	March 31, 2022	December 31, 2021
Finished goods	$373	$377
Raw materials	78	95
Work in process	500	490
Supplies	40	40
Total (approximates current cost)	$991	$1,002
Decrease to LIFO costs	(15)	(11)
	$976	$991
Recognized as:
Inventories	$946	$915
Other assets	30	76
Inventories valued under the last in, first out ("LIFO") method comprised $72 million and $52 million at March 31, 2022 and December 31, 2021, respectively. Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has a long-term vendor supply contract conveyed as part of the Separation that includes certain annual minimum purchase commitments.
7.    Long-Term Debt and Leases
Long-Term Debt
The following is a summary of Organon's total debt:

($ in millions)	March 31, 2022	December 31, 2021
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,893	$2,893
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	825	843
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,385	1,412
5.125% notes due 2031	2,000	2,000
Other borrowings	10	10
Other (discounts and debt issuance costs)	(119)	(124)
Total principal long-term debt	$9,094	$9,134
Less: Current portion of long-term debt	9	9
Total Long-term debt, net of current portion	$9,085	$9,125
Other borrowings represent debt assumed in connection with the acquisition of Forendo Pharma in 2021.
In June 2021, the Company entered into a credit agreement (the “Senior Credit Agreement”) providing for a Term Loan B Facility, consisting of (i) a U.S. Dollar denominated senior secured “tranche B” term loan in the amount of $3.0 billion due 2028 (ii) a euro denominated senior secured “tranche B” term loan in the amount of €750 million due 2028; and a Revolving Credit Facility (“Revolving Credit Facility”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the Revolving Credit Facility, initially equal to 0.50%

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and subject to a step-down to 0.375% based on meeting a leverage ratio target. There were no outstanding balances under the Revolving Credit Facility as of March 31, 2022 or December 31, 2021.
The estimated fair value of long-term debt (including current portion) at March 31, 2022 was $9.0 billion compared with a carrying value (which includes a reduction for amortized debt issuance costs) of $9.1 billion and, at December 31, 2021, was $9.4 billion compared with a carrying value of $9.1 billion. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
The Company made interest payments of $32 million related to its debt instruments during the quarter ended March 31, 2022. The average maturity of the Company's long-term debt at March 31, 2022 is approximately 6.7 years and the weighted-average interest rate on total borrowings for the three months ended March 31, 2022 is 3.9%.
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2022	$7
2023	9
2024	9
2025	37
2026	43
Thereafter	9,108
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis beginning September 30, 2021. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2022, the Company is in compliance with all financial covenants and no default or event of default has occurred.
8.    Contingencies
Organon is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters. In the opinion of Organon, it is unlikely that the resolution of these matters will be material to Organon's financial condition, results of operations or cash flows.
Given the nature of the litigation discussed in this note and the complexities involved in these matters, Organon is unable to reasonably estimate a possible loss or range of possible loss for such matters until Organon knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation, and (v) any other factors that may have a material effect on the litigation.
Organon records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Individually significant contingent losses are accrued when probable and reasonably estimable. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
Organon's decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. Organon has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for most product liabilities.
Reference is made below to certain litigation in which Merck, but not Organon, is named as a defendant. Pursuant to the Separation and Distribution Agreement, Organon is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product Liability Litigation
Fosamax
Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the "Fosamax Litigation"). As of March 31, 2022, approximately 3,460 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.
All federal cases involving allegations of Femur Fractures have been or will be transferred to a multidistrict litigation in the District of New Jersey ("Femur Fracture MDL"). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck's favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck's motion for judgment as a matter of law in the Glynn case and held that the plaintiff's failure to warn claim was preempted by federal law.
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court's preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit ("Third Circuit"). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court's preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court's opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs' state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. On March 23, 2022, the District Court granted Merck's motion and ruled that Plaintiffs' failure to warn claims are preempted as a matter of law to the extent they assert that Merck should have added a Warning or Precaution regarding atypical femur fractures prior to September 2010. Whether the Plaintiffs will attempt to move forward on other claims, or seek to appeal the District Court's ruling is not yet known.
Accordingly, as of March 31, 2022, approximately 975 cases were actively pending in the Femur Fracture MDL.
As of March 31, 2022, approximately 2,205 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of March 31, 2022, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.
Nexplanon/Implanon
Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). In the United States, as of March 31, 2022, there was one filed product liability action involving Nexplanon pending in the Western District of Arkansas (in which Organon is also named as a defendant). The court's schedule for the matter provides for a trial date in the fourth quarter of 2023, should it be necessary. In addition, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, which have been tolled under a written tolling agreement. As of March 31, 2022, Merck had 18 cases pending outside the United States, of which 14 relate to Implanon and four relate to Nexplanon.
Propecia/Proscar
Merck is a defendant in product liability lawsuits in the United States involving Propecia® (finasteride) and/or Proscar® (finasteride). The federal lawsuits were consolidated for pretrial purposes in federal multidistrict litigation in the Eastern District of New York (the "MDL"), and the matters in state court in New Jersey were consolidated in Middlesex County ("N.J. Coordinated Proceedings"). In 2018, Merck and the Plaintiffs' Executive Committee in the MDL and the Plaintiffs' Liaison Counsel in the N.J. Coordinated Proceedings entered into an agreement to resolve the lawsuits for an aggregate amount of $4.3 million. The settlement was subject to certain contingencies, including 95% plaintiff participation and a per plaintiff clawback if the participation rate was less than 100%. The contingencies were satisfied and the settlement agreement has been finalized.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2022, only three cases remain pending in the United States, including a case currently pending in the MDL, a matter involving Propecia in state court in Los Angeles, California and a matter involving Proscar in the United States District Court for the Eastern District of California. The Company is also defending 18 product liability cases outside the United States, two of which are class actions and four of which are putative class actions.
Governmental Proceedings
From time to time, Organon's subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and/or other governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred to Organon, including competition investigations resulting from enforcement activity concerning Merck's conduct involving Organon's products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations. Organon is aware of one such enforcement activity pending in Europe.

Hadlima™ (adalimumab-bwwd)
In July 2021, Organon received a Civil Investigation Demand ("CID") from the Office of the Attorney General for the State of Washington. The CID requests answers to interrogatories, as well as various documents, regarding certain activities related to adalimumab and adalimumab biosimilars. Organon is cooperating with the government's investigation and has produced information in response to the CID.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications ("ANDAs") with the U.S. Food and Drug Administration ("FDA") seeking to market generic forms of Organon's products prior to the expiration of relevant patents owned by Organon. To protect its patent rights, Organon may file patent infringement lawsuits against such generic companies. Similar lawsuits defending Organon's patent rights may exist in other countries. Organon intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Nexplanon
In June 2017, Microspherix LLC ("Microspherix") sued Organon in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix's patents that claim radio-opaque, implantable drug delivery devices. Microspherix is claiming damages from September 2014 until the patents expired in May 2021. Organon brought Inter Partes Review ("IPR") proceedings in the United States Patent and Trademark Office ("USPTO") and successfully stayed the district court action. The USPTO invalidated some, but not all, of the claims asserted against Organon. Organon appealed the decisions that found claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO's decisions. The matter is no longer stayed in the district court, and Organon is currently litigating the invalidity and non-infringement of the remaining asserted claims. A claim construction hearing was held on March 2, 2022, and any further dates in the schedule will be set based on the date the court issues a claim construction order.
Other Litigation
There are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon's financial condition, results of operations or cash flows either individually or in the aggregate.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
actual costs incurred by Organon; the development of Organon's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of March 31, 2022 and December 31, 2021 was $9 million for both periods and represented Organon's best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
9.    Stock-Based Compensation Plans
Under the 2021 Incentive Stock Plan, the Company grants stock option awards, performance share units ("PSUs") and restricted share units ("RSUs"). Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. Generally, stock options have a contractual term of ten years and vest one-third each year over a three-year period, subject to limited exceptions. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest. RSU awards generally vest one-third each year over a three-year period. The fair value of the stock option and RSU awards is determined and fixed on the grant date based on the Company’s stock price. The terms of the Company's PSU awards allow the recipients of such awards to earn a variable number of shares based on total stockholder return of the Company relative to an index of peer companies ("relative TSR") specified in the awards. For PSUs with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award at the grant date regardless of the actual number of shares earned. PSU awards generally vest after three years. For RSUs and PSUs, dividends declared during the vesting period are payable to the employees only upon vesting. RSU and PSU distributions will be in shares of Company stock after the end of the vesting or performance period, subject to the terms applicable to such awards.
Stock-based compensation expense incurred by the Company was as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Stock-based compensation expense recognized in:
Cost of sales	$3	$2
Selling, general and administrative	10	5
Research and development	2	4

Income tax benefits	3	2
The Company used the Black-Scholes model to determine the fair value of the stock options as of the grant date using the following assumptions:

Three Months Ended March 31, 2022
Expected dividend yield	3.12%
Risk-free interest rate	2.47%
Expected volatility	43.43%
Expected life (years)	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A summary of the transactions under the 2021 Incentive Stock Plan as of March 31, 2022 follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of December 31, 2021	4,394	$34.35	$8.63	3,280	$36.69	120	$51.63
Granted	556	$34.93	$11.34	2,250	$34.93	—	$—
Vested/Exercised	(15)	$37.39	$9.72	(116)	$44.18	—	$—
Forfeited/Cancelled	—	$—	$—	(41)	$36.36	—	$—
Outstanding as of March 31, 2022	4,935	$34.40	$8.93	5,373	$35.80	120	$51.63
The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at March 31, 2022:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	4,650	$34.40	$7	8.03	1,439	$30.59	$7	5.38
Restricted Share Units	4,936	—	188	2.44	—	—	—	—
Performance Share Units	207	—	8	2.38	—	—	—	—
The amount of unrecognized compensation costs as of March 31, 2022 was $178 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.42 years.
10.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2022	2021
Exchange (gains) losses	$(4)	$(4)
Interest expense	97	—
Other, net	4	2
	$97	$(2)

Interest expense for the first three months of 2022 primarily reflects amounts incurred in connection with the issuance of debt during the second quarter of 2021. See Note 7 for details.
11.    Taxes on Income
The effective income tax rates were 21.3% and 15.5% for the three months ended March 31, 2022 and 2021, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime. The effective income tax rate for the three months ended March 31, 2021, also reflects the Internal Revenue Service ("IRS") conclusion of its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the Condensed Consolidated Financial Statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company included a $29 million net tax benefit also included in the three months ended March 31, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Company is subject to income tax in the United States (federal, state and local) as well as other jurisdictions outside of the United States in which we operate.
12.    Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive loss by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021, net of taxes	$(32)	$(590)	$(622)
Other comprehensive income (loss), pretax	1	(66)	(65)
Tax	(3)	—	(3)
Other comprehensive income (loss), net of taxes	(2)	(66)	(68)
Transfer of benefit plans from Merck affiliates	$1	$—	1
Balance at March 31,2021, net of taxes	$(33)	$(656)	$(689)

Balance at January 1, 2022, net of taxes	$(13)	$(500)	$(513)
Other comprehensive income (loss), pretax	(1)	(15)	(16)
Tax	—	—	—
Other comprehensive loss, net of taxes	(1)	(15)	(16)
Balance at March 31, 2022, net of taxes	$(14)	$(515)	$(529)
13.    Product and Geographic Information
The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenue of the Company’s products were as follows:

	Three Months Ended March 31,
	2022			2021
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$116	$55	$171	$141	$42	$183
Follistim AQ	30	31	61	25	27	52
NuvaRing	16	24	41	21	24	45
Ganirelix Acetate Injection	8	22	30	8	21	29
Cerazette	—	18	18	—	17	17
Other Women's Health (1)	27	31	57	40	33	73
Biosimilars
Renflexis	42	4	46	35	4	38
Ontruzant	7	15	22	4	19	22
Brenzys	—	14	14	—	10	10
Aybintio	—	10	10	—	8	8
Hadlima	—	6	6	—	2	2
Established Brands
Cardiovascular
Zetia	3	96	99	2	89	92
Vytorin	2	36	38	3	38	41
Atozet	—	119	119	—	112	112
Rosuzet	—	22	22	—	15	15
Cozaar/Hyzaar	8	86	93	3	87	90
Other Cardiovascular (1)	1	38	39	1	38	39
Respiratory
Singulair	3	127	130	5	102	107
Nasonex	9	65	75	2	41	43
Dulera	31	9	40	31	8	38
Clarinex	1	37	38	1	23	25
Other Respiratory (1)	12	11	22	16	6	23
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	60	60	—	56	56
Fosamax	1	40	41	1	37	38
Diprospan	—	31	31	—	26	26
Other Non-Opioid Pain, Bone and Dermatology (1)	3	66	69	(1)	62	61
Other
Proscar	—	24	24	—	32	32
Propecia	1	29	30	2	29	31
Other (1)	8	74	83	11	78	89
Other (2)	—	37	37	—	69	69
Total Revenue	$329	$1,238	$1,567	$351	$1,155	$1,506
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.
(1) Includes sales of products not listed separately. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women's Health.
(2) Includes manufacturing sales to Merck and third parties for current and prior periods and allocated amounts from revenue hedging activities through the date of Separation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Combined revenue by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Europe and Canada	$436	$434
United States	329	351
Asia Pacific and Japan	314	278
China	236	206
Latin America, Middle East, Russia and Africa	209	167
Other (1)	43	70
	$1,567	$1,506
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
14.    Third Party Arrangements and Related Party Disclosures
Pursuant to the Separation, Merck ceased to be a related party to Organon and accordingly, no related party transactions or balances have been reported since June 2, 2021.
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Organon and Merck as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Organon business with Organon and financial responsibility for the obligations and liabilities of Merck’s remaining business with Merck, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Organon and Merck of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Organon’s and Merck’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Merck’s business and Organon’s business.
Organon entered into other agreements with Merck that govern aspects of Organon’s relationship with Merck following the Separation, including the Transition Services Agreement, Interim Operating Agreements, Manufacturing and Supply Agreement, Tax Matters Agreement, Employee Matters Agreement as well as Intellectual Property License Agreements and Regulatory Agreements. For the first quarter of 2022, material transactions occurred in connection with the Interim Operating Agreements. For details on the rights and responsibilities of the parties under the IOM agreements, refer below; for all other agreements refer to Note 19 to the audited Condensed Consolidated Financial Statements in the Company's 2021 Form 10-K.
•Interim Operating Model Agreements - Merck and Organon entered into a series of interim operating model ("IOM") agreements pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the Separation will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Organon began receiving these economic benefits as of June 2, 2021. Based on the terms of the IOM agreements, the Company determined it is the Principal under these arrangements. Organon holds, all risks, and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory. Additionally, Organon has latitude in pricing, has the ability to direct Merck regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables. As such, Organon recognizes these sales on a gross basis.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amount due from Merck under such agreements was $358 million and $403 million at March 31, 2022 and December 31, 2021, respectively, and is reflected in accounts receivable. The amount due to Merck under these agreements was $700 million and $928 million at March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable.
For the first quarter of 2022, sales and cost of sales resulting from the manufacturing and supply agreements with Merck were $33 million and $29 million, respectively.
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

	Three Months Ended March 31,
($ in millions)	2022	2021
Cost of sales	$—	$56
Selling, general and administrative	—	88
Research and development	—	25
	$—	$169
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company at the time. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company’s employees and strategic decisions made in areas such as manufacturing, selling, information technology and infrastructure.
Related party transactions
The following transactions represent activity between Organon Entities and Transferred Entities with other Merck affiliates prior to the Separation:

	Three Months Ended March 31,
($ in millions)	2022	2021
Included in continuing operations
Supply sales to Merck affiliates	$—	$85
Purchases from Merck affiliates	—	37
Cost reimbursements and fees from Merck affiliates	—	1
Included in discontinued operations
Supply sales to Merck affiliates	$—	$12
Purchases from Merck affiliates	—	50

Net transfers to Merck & Co., Inc.
Prior to the Separation, net transfers to Merck were included within Net investment from Merck & Co., Inc. on the Condensed Consolidated Statement of Equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. for the three months ended March 31, 2021 were as follows:

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended March 31,
($ in millions)	2021
Cash pooling and general financing activities	$867
Cost allocations, excluding non-cash stock-based compensation	(158)
Taxes deemed settled with Merck	(123)
Allocated derivative and hedging (losses) gains	(35)
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations	$551
Net transfers to (from) Merck included in Net Cash Provided by (Used in) Discontinued Operations	482
Total net transfers to Merck as included in the Condensed Consolidated Statement of Cash Flows	$1,033
Stock-based compensation expense (includes $3 of discontinued operations for the three months ended March 31, 2021)	(11)
Net assets contributed by Merck affiliates	72
Derecognition of amounts in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	1
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Equity	$1,095
Prior to the Separation, transfers between the Organon Entities, the Transferring Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the Condensed Consolidated Statement of Equity at Merck’s historical cost. Additionally, in connection with the Separation, certain assets and liabilities included in the pre-Separation balance sheet were retained by Merck and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Organon. Adjustments for transfers are reflected in the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2021.
15.    Discontinued Operations
In contemplation of the Separation, the Merck Retained Products business in the Transferred Entities was distributed to Merck affiliates and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.
The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business are as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Sales	$—	$89
Costs, Expenses and Other
Cost of Sales	—	52
Selling, general and administrative	—	14
Research and development	—	4
Other (income) expense, net	—	10
Income from discontinued operations before taxes	$—	$9
Taxes on income	—	5
Income from discontinued operations, net of taxes	$—	$4
Discontinued operations includes related party sales of $12 million for the three months ended March 31, 2021. Costs for inventory purchases from related parties was $50 million for the three months ended March 31, 2021.
16.    Earnings per Share
On June 2, 2021, the date of the Separation, $253,516,000 shares of the Common Stock were distributed to Merck stockholders of record as of the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
share for all periods presented prior to the Separation. For the first three months of 2021, these shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating historical basic and diluted earnings per share.
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Merck. Under these plans employees were granted stock options, performance share units ("PSUs"), and restricted stock units ("RSUs"). On June 2, 2021, and in accordance with the Employee Matters Agreement, all Merck stock options, PSUs and RSUs were converted using the conversion ratios set forth in the Employee Matters Agreement. Merck stock options, PSUs and RSUs were converted into Organon RSUs and option awards. Awards were equitably adjusted to reflect the spin-off and to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.

The calculation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2022	2021
Net income attributable to Organon:
Income from continuing operations	$348	$395
Income from discontinued operations	—	4
Net income attributable to Organon	$348	$399
Basic weighted average number of shares outstanding	253,583	253,516
Stock awards and equity units (share equivalent)	1,469	—
Diluted weighted average common shares outstanding	255,052	253,516
Earnings Per Share Attributable to Organon common stockholders - Basic
Income from continuing operations	$1.37	$1.56
Income from discontinued operations	—	0.02
Basic earnings per common share attributable to Organon common stockholders	$1.37	$1.58
Earnings Per Share Attributable to Organon common stockholders - Diluted
Income from continuing operations	1.36	1.56
Income from discontinued operations	—	0.02
Diluted earnings per common share attributable to Organon common stockholders	$1.36	$1.58
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.
For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2022 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution date.
For the first three months of 2022, 4.9 million of common shares issuable under stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
Dividend Program
In February 2022, the Board of Directors declared a quarterly dividend of $0.28 per share on Organon’s stock that was paid on March 17, 2022 to stockholders of record at the close of business on February 28, 2022. During each of the second and third quarters of 2021, the Company's Board of Directors also declared a quarterly cash dividend of $0.28 per share on Organon's Common Stock.
17.    Subsequent Events
Organon and Daré Bioscience, Inc., a leader in women’s health innovation ("Daré"), entered into an agreement whereby Organon will license global rights to Xaciato® (clindamycin phosphate vaginal gel, 2%). Xaciato is an FDA-approved

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
medication for the treatment of bacterial vaginosis (BV) in females 12 years of age and older. Xaciato received both Qualified Infectious Disease Product (QIDP) and Fast Track designations from the FDA for the treatment of bacterial vaginosis.
Under the terms of the agreement, Daré will receive a $10 million upfront payment from Organon. Daré is eligible to receive potential milestone payments of up to $182.5 million and tiered double-digit royalties based on net sales. Xaciato is expected to be available commercially in the U.S. in the fourth quarter of 2022. Completion of the transaction is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The transaction is expected to close during the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon operates; difficulties with performance of third parties Organon relies on for its business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as Organon's products lose patent protection; expiration of current patents or loss of patent protection for Organon's products; difficulties and uncertainties inherent in the implementation of Organon's acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; and other factors discussed in Organon's most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the "Business," "Risk Factors," "Cautionary Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of those reports.
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.
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
Separation from Merck
As previously disclosed, on June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly traded company (the "Separation"). The Separation from Merck was completed on June 2, 2021, in which Organon's Common Stock was distributed to all holders of outstanding shares of Merck Common Stock as of the close of business on May 17, 2021 (the "Record Date"). For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Organon is now a standalone publicly traded company, and on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange ("NYSE") under the symbol "OGN." Until the Separation on June 2, 2021, Organon’s historical Consolidated financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records.
For the periods subsequent to June 2, 2021, as a standalone publicly traded company, Organon presents its financial statements on a consolidated basis. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to, a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement (See Note 14 for additional details).
Recent Developments
Business Development
In February 2022, Organon acquired the product rights and related inventory from Bayer AG to Marvelon™ (ethinylestradiol, desogestrel) and Mercilon™ (ethinylestradiol, desogestrel), combined oral hormonal daily contraceptive pills, in the People’s Republic of China, including Hong Kong and Macau, and has entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction was accounted for as an asset acquisition. In the first quarter of 2022, Organon paid $30 million to acquire the product rights and inventory in China and accrued an additional $35 million related to these rights which will be paid during the second quarter of 2022. This resulted in Organon recognizing an intangible asset of $42 million related to the product rights with the remainder of the consideration recorded to Inventory for the fair value of acquired inventory during the first quarter of 2022. The intangible assets related to currently marketed products will be amortized over their estimated useful lives of 10 years.
The transaction to acquire the rights to these products in Vietnam is expected to close in the second quarter of 2022 and is subject to customary closing conditions, including regulatory approval.
COVID-19 Update
Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results.
Our product portfolio is comprised of physician prescribed products, mainly in established brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in women's health includes products that are physician administered, which have been affected by limited access to physicians and healthcare centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of many products within established brands particularly for respiratory and cardiovascular products and women's health product Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the US), throughout the prior year.
We believe that global health systems and patients continue to adapt to the evolving impacts of the COVID-19 pandemic. Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic resulting from resurgences in COVID-19 infections or new strains of the virus, our future operating performance, particularly in the short-term, may be subject to volatility.
Operating Results
Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
United States	$329	$351	(6)%	(6)%
International	1,238	1,155	7%	13%
Total	$1,567	$1,506	4%	8%
U.S. plus international may not equal total due to rounding.

Worldwide sales were $1.6 billion for the first three months of 2022, an increase of 4% compared with the first three months of 2021. The sales increase is primarily due to strong volume growth for products within the established brands business, particularly for respiratory products Nasonex® (mometasone) and Singulair® (montelukast sodium) in Japan and China and, to a lesser extent, for cardiovascular products Rosuzet™ (ezetimibe and atorvastatin calcium) and Atozet™ (ezetimibe and atorvastatin calcium). Worldwide sales also reflect strong performance in biosimilar products mainly in the United States, Canada and Europe, resulting from the continued uptake of Renflexis® (infliximab-abda) in the United States, as well as strong performance of women's health fertility product Follistim® (follitropin beta injection). These increases were offset by lower sales of women's health products Nexplanon, primarily due to distributors' buying patterns in the United States, as well as generic competition for women’s health product NuvaRing® (etonogestrel/ethinyl estradiol vaginal ring) and the authorized generic etonogestrel/ethinyl estradiol vaginal ring in the United States.
The loss of exclusivity ("LOE") negatively impacted sales by approximately $30 million during the first quarter of 2022 compared to the first quarter of 2021, based on the decrease in volume period over period, mainly impacting NuvaRing in the United States. Volume-based procurement ("VBP") had a de minimis impact on sales during the first quarter of 2022 compared to the prior period.
Organon’s operations include a portfolio of products. Highlights of the sales of Organon’s products for the three months ended March 31, 2022 and 2021 are provided below. See Note 13 to the Condensed Consolidated Financial Statements for further details on sales of our products.
Women’s Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Nexplanon/Implanon NXT	$171	$183	(7)%	(5)%
NuvaRing	41	45	(10)%	(6)%
Follistim AQ	61	52	17%	20%
Ganirelix Acetate Injection	30	29	2%	6%
Contraception
Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 7% in the first three months of 2022 compared to the first three months of 2021, primarily due to lower volume in the United States resulting from distributors' buying patterns in prior periods, partially offset by a favorable impact from the timing of tenders in Latin America and volume growth due to changes in wholesaler and distributor buying patterns in the UK.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 10% in the first three months of 2022 compared to the first three months of 2021 primarily due to ongoing generic competition in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. Revenues from this arrangement were $11 million and $32 million for the first quarter of 2022 and 2021, respectively. The decline in revenue for the first three months of 2022 is due to the entry of a new market participant. Given the nature of this arrangement, we expect revenue under this arrangement to continue to decline significantly for the remainder of 2022.
Fertility
Worldwide sales of Follistim AQ® (marketed in most countries outside the United States as Puregon™ ), a fertility treatment, increased 17% in the first three months of 2022 compared to the first three months of 2021, primarily due to higher demand in China and continuous volume growth in the United States.
Worldwide sales of Ganirelix Acetate Injection (marketed in certain countries outside the United States as Orgalutran™), a fertility treatment, slightly increased during the first three months of 2022 compared to the first three months of 2021.

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Renflexis	$46	$38	21%	21%
Ontruzant	22	22	—%	5%
Brenzys	14	10	40%	44%
Hadlima	6	2	*	*
* Calculation not meaningful.
The following biosimilar products are part of a development and commercialization agreement between Organon and Samsung Bioepis entered into in 2013. See Note 3 to the Condensed Consolidated Financial Statements. Our commercialization territories under the agreement vary by product as noted below.
Renflexis® (infliximab-abda) is a biosimilar to Remicade® (infliximab) (a trademark of Janssen Biotech, Inc.) for the treatment of certain inflammatory diseases. Sales growth in the first three months of 2022 was driven primarily by continued demand growth and favorable channel mix in the United States. We have commercialization rights to Renflexis in countries outside Europe, Korea, China, Turkey and Russia.
Ontruzant® (trastuzumab-dttb) is a biosimilar to Herceptin® (trastuzumab) (a trademark of Genentech, Inc.) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the first three months of 2022 slightly increased driven by continued uptake in the United States since its launch in July 2020, partially offset by competitive pressures in Europe. We have commercialization rights to Ontruzant in countries outside of Korea and China.
Brenzys™ (etanercept) is a biosimilar to Enbrel® (etanercept) (a trademark of Immunex Corporation) for the treatment of certain inflammatory diseases. Sales in the first three months of 2022 increased 40% primarily due to volume growth in Canada and the timing of shipments in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China and Japan.
Hadlima™ (adalimumab-bwwd) is a biosimilar to Humira® (adalimumab) (a trademark of AbbVie Technology Ltd.) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima outside of the United States starting in 2021 and in the United States in June 2023. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. Following these launches, we recorded sales of $6 million during the first three months of 2022, an increase from modest sales during the first three months of 2021.
Established Brands
Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.
Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Zetia/Vytorin	$137	$133	3%	7%
Atozet	119	112	6%	14%
Rosuzet	22	15	44%	58%
Cozaar/Hyzaar	93	90	3%	7%
Combined global sales of Zetia® (ezetimibe) (marketed in most countries outside of the United States as Ezetrol™) and Vytorin® (ezetimibe/simvastatin) (marketed outside of the United States as Inegy™), medicines for lowering LDL cholesterol, increased 3% during the first three months of 2022 primarily driven by higher demand of Ezetrol resulting from expanded access in China and competitors' supply disruptions in Japan.

Sales of Atozet™ (ezetimibe and atorvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, increased 6% for the first three months of 2022 compared to the first three months of 2021 primarily due to increased demand in France, Spain, Japan and Mexico.
Sales of Rosuzet™ (ezetimibe and rosuvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, increased 44% in the first three months of 2022 compared to the first three months of 2021 primarily due higher demand in Japan.
Combined global sales of Cozaar® (losartan potassium), and Hyzaar® (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent™), a medicine for the treatment of hypertension, increased 3% in the first three months of 2022 compared to the first three months of 2021, primarily due to favorable volume demand resulting from competitors' supply disruptions in various markets.
Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Singulair	$130	$107	21%	27%
Nasonex	75	43	74%	80%
Dulera	40	38	4%	4%
Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, increased 21% in the first three months of 2022 compared to the first three months of 2021, primarily attributable to volume recovery from the COVID-19 pandemic and demand resulting from competitors supply disruptions in Japan, China and the Middle East region.
Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 74% in the first three months of 2022 compared to the first three months of 2021, primarily driven by higher demand resulting from competitors' supply disruptions in Japan, recovery from the COVID-19 pandemic in China, and increased demand in Brazil. In addition, sales during the first three months of 2022 include a $10 million milestone payment related to a regulatory approval.
Global sales of Dulera® (formoterol/fumarate dihydrate), a combination medicine for the treatment of asthma, remained relatively flat in the first three months of 2022 compared to the first three months of 2021.
Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Arcoxia	$60	$56	7%	12%
Sales of Arcoxia™ (etoricoxib) (marketed outside of the United States), a medicine for the treatment of arthritis and pain, increased 7% in the first three months of 2022 compared to the first three months of 2021 primarily due to the higher demand in China and the Middle East region.
Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021
Proscar	$24	$32	(25)%	(24)%
Worldwide sales of Proscar, a medicine for the treatment of symptomatic benign prostate enlargement, declined 25% in the first three months of 2022 compared to the first three months of 2021, primarily due to lower demand in China.

Costs, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2022	2021
Cost of sales	$561	$591	(5)%
Selling, general and administrative	371	382	(3)%
Research and development	96	67	43%
Restructuring costs	—	1	*
Other (income) expense, net	97	(2)	*
	$1,125	$1,039	8%
* Calculation not meaningful.
Cost of Sales
Cost of sales decreased 5% in the first three months of 2022, compared to the first three months of 2021, primarily reflecting lower supply sales compared to the prior year, as well as pre-spin allocated costs related to the Separation incurred during the prior year which were not incurred during the three months ended March 31, 2022.
Gross margin was 64% in the first three months of 2022 compared with 61% in the first three months of 2021. The gross margin increase compared to the prior year reflects lower margin supply sales as well as pre-spin allocated costs related to the Separation incurred during the prior year which were not incurred during the three months ended March 31, 2022.
Selling, General and Administrative
Selling, general and administrative expenses decreased 3% in the first three months of 2022 reflecting costs incurred in 2021 to establish Organon as a standalone entity, lower employee related costs, partially offset by higher selling and promotional costs.
Research and Development
Research and development expenses increased 43% in the first three months of 2022, primarily due to higher costs associated with the company's recent acquisitions of clinical stage assets and higher employee related costs.
Other (Income) Expense, Net
Other (income) expense, net increased $99 million in the first three months of 2022 compared with the first three months of 2021, primarily attributable to $97 million of interest expense related to long-term debt.
Taxes on Income
The effective income tax rates were 21.3% and 15.5% for the first quarter of 2022 and 2021, respectively, and reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime. The effective income tax rate for the first quarter of 2021 also reflects the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of that examination conclusion, we reflected an allocation from Merck of $18 million in the Consolidated Financial Statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period. Therefore, for the three months ended March 31, 2021, we reflected a $29 million net tax benefit. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
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
There was no income or loss from discontinued operations, net of taxes for the first three months of 2022. Income from discontinued operations, net of taxes, for the first three months of 2021 was $4 million.

Analysis of Liquidity and Capital Resources
Liquidity and Capital Resources
At March 31, 2022, Organon had cash and cash equivalents of $694 million. The Company has historically generated and expects to continue to generate positive cash flow from operations. We plan to continue to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available capacity under our Revolving Credit Facility and access to capital markets.
Working capital of continuing operations was $1.4 billion at March 31, 2022 and $1.2 billion in December 31, 2021. The increase in working capital of continuing operations was primarily driven by a decrease in trade accounts payable, partially offset a decrease in accounts receivable.
Cash provided by operating activities was $123 million in the first three months of 2022 compared to $1.3 billion in the first three months of 2021. The decrease in cash provided by operating activities in 2022 was primarily attributable to the decrease in trade payables, including balances with Merck.
Cash used in investing activities was $63 million in the first three months of 2022 and $38 million in the first three months of 2021, primarily reflecting the asset acquisition of Marvelon and Mercilon and capital expenditures.
Cash used in financing activities was $91 million in the first three months of 2022 and $1.1 billion in the first three months of 2021. The change in cash used in financing activities reflects the settlement of the transactions with Merck in connection with the Separation in 2021, partially offset by the payment of dividends in the first quarter of 2022 (see Note 14 to our Condensed Consolidated Financial Statements).
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
In February 2022, the armed conflict between Ukraine and Russia escalated, which may adversely impact Organon’s business. Specifically, trade sanctions, travel bans and asset and financial freezes announced by the United States, European Union and other countries against Russian entities and designated individuals, as well as counter-measures announced by Russia, have impacted and may continue to impact many global businesses in direct and indirect ways (including, but not limited to, product shipping delays, supply shortages, delays in regulatory approvals and audits, currency exchange rates and exchange controls). Such actions may negatively impact the financial institutions, vendors, manufacturers, suppliers, partners and other third parties with whom Organon conducts business. Organon will continue to monitor the impacts of the conflict, which may negatively impact Organon’s operations, financial position or cash flows. For the quarter ended March 31, 2022 and the year ended December 31, 2021, Organon’s combined revenues of Ukraine and Russia were approximately 2% of total revenues. As of March 31, 2022, the Company’s assets in Ukraine and Russia are not material.
Our contractual obligations as of December 31, 2021, which require material cash requirements in the future, consist of purchase obligations and lease obligations. In addition, Organon is responsible for settlement of certain tax matters, of which the Company expects to pay during 2022. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for further details. As of March 31, 2022, there have been no material changes to our contractual obligations, or settlements of tax matters outside the ordinary course of business.
During the first quarter of 2022, Organon paid cash dividends of $0.28 per share. In May 2022, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of the Company's common stock. The dividend is payable on June 16, 2022 to stockholders of record at the close of business on May 16, 2022.
We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.
Critical Accounting Estimates
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021. See Note 2 to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2022. There have been no changes to our accounting policies as of March 31, 2022. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We had historically managed our foreign currency risk through Merck foreign currency programs. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. Upon Separation, we established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. Each quarter subsequent to Separation, €1.75 billion of our euro-denominated debt is designated as a hedge of the net investment of euro-denominated subsidiaries. See Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.
Interest Rate Risk
Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.
There have been no changes to Organon’s market risk during the quarter ended March 31, 2022. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending March 31, 2022. Based upon that evaluation, our CEO and our CFO concluded that, as of the period ending March 31, 2022, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our Annual Report on Form 10-K for the year ended December 31, 2021 did not include a report of management's assessment regarding internal control over financial reporting or an attestation of the Company's independent registered public accounting firm due to the transition period established by the rules of the SEC for newly created public companies.
No changes in our internal controls over financial reporting during the quarter ended March 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 8 included in Part I, Item. 1.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2021.

Items 6. Exhibits

Number		Description

*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement
	*	Filed herewith
	**	Furnished herewith
	†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: May 6, 2022	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: May 6, 2022	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer