Form 10-Q
period 2022-09-30
Organon & Co.
filed 2022-11-04
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on October 30, 2022: 254,364,409

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,537	$1,600	$4,689	$4,701
Costs, Expenses and Other
Cost of sales	551	609	1,700	1,783
Selling, general and administrative	440	388	1,234	1,186
Research and development	127	86	329	229
Acquired in-process research and development and milestones	10	25	107	25
Restructuring costs	11	1	11	3
Interest expense	108	98	303	160
Exchange losses (gains)	4	1	(21)	6
Other expense, net	4	3	15	16
	1,255	1,211	3,678	3,408
Income From Continuing Operations Before Income Taxes	282	389	1,011	1,293
Taxes on Income	55	66	202	144
Net Income From Continuing Operations	227	323	809	1,149
Loss From Discontinued Operations - Net of Tax	—	—	—	—
Net Income	$227	$323	$809	$1,149

Earnings per Share - Basic:
Continuing operations	$0.89	$1.27	$3.19	$4.53
Discontinued operations	—	—	—	—
Net Earnings per Share - Basic	$0.89	$1.27	$3.19	$4.53

Earnings per Share - Diluted:
Continuing operations	$0.89	$1.27	$3.17	$4.52
Discontinued operations	—	—	—	—
Net Earnings per Share - Diluted	$0.89	$1.27	$3.17	$4.52

Weighted Average Shares Outstanding:
Basic	254,348	253,534	253,986	253,530
Diluted	255,067	254,172	255,094	254,011

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$227	$323	$809	$1,149
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net loss and prior service credit, net of amortization	—	(3)	—	(11)
Cumulative translation adjustment	(97)	(23)	(173)	129
	(97)	(26)	(173)	118
Comprehensive Income	$130	$297	$636	$1,267

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$499	$737
Accounts receivable (net of allowance for doubtful accounts of $8 in 2022 and $7 in 2021)	1,440	1,382
Inventories (excludes inventories of $96 in 2022 and $76 in 2021 classified in Other Assets)	879	915
Other current assets	774	726
Total current assets	3,592	3,760
Property, plant and equipment, net	906	973
Goodwill	4,603	4,603
Other intangibles, net	670	651
Other assets	666	694
	$10,437	$10,681
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$8	$9
Trade accounts payable	1,028	1,382
Accrued and other current liabilities	1,075	1,021
Income taxes payable	217	185
Total current liabilities	2,328	2,597
Long-term debt	8,691	9,125
Deferred income taxes	43	4
Other noncurrent liabilities	441	463
Commitments and Contingencies
Organon & Co. Equity
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 254,364 in 2022 and 253,545 in 2021	3	3
Accumulated deficit	(383)	(998)
Accumulated other comprehensive loss	(686)	(513)
Total Deficit	(1,066)	(1,508)
	$10,437	$10,681
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Equity
(Unaudited, $ in millions, except shares in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at July 1, 2021	253,516	$3	$—	$(1,473)	$—	$(464)	$(1,934)
Net income	—	—	—	323	—	—	323
Other comprehensive loss, net of taxes	—	—	—	—	—	(26)	(26)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	—	(74)
Stock-based compensation	29	—	—	15	—	—	15
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	81	—	(3)	78
Balance at September 30, 2021	253,545	$3	$—	$(1,128)	$—	$(493)	$(1,618)

Balance at July 1, 2022	254,321	$3	$—	$(551)	$—	$(589)	$(1,137)
Net income	—	—	—	227	—	—	227
Other comprehensive loss, net of taxes	—	—	—	—	—	(97)	(97)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	—	(74)
Stock-based compensation plans and other	43	—	—	15	—	—	15
Balance at September 30, 2022	254,364	$3	$—	$(383)	$—	$(686)	$(1,066)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Equity (continued)
(Unaudited, $ in millions, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Net Investment from Merck & Co., Inc.	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2021	—	$—	$—	$—	$6,108	$(622)	$5,486
Net income	—	—	—	419	730	—	1,149
Other comprehensive income, net of taxes	—	—	—	—	—	118	118
Cash dividends declared on common stock	—	—	—	(74)	—	—	(74)
Stock-based compensation	29	—	—	23	—	—	23
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	81	588	11	680
Net consideration paid to Merck & Co., Inc. in connection with Separation	—	—	—	—	(9,000)	—	(9,000)
Issuance of common stock in connection with the Separation and reclassification of Net investment from Merck & Co., Inc.	253,516	3	—	(1,577)	1,574	—	—
Balance at September 30, 2021	253,545	$3	$—	$(1,128)	$—	$(493)	$(1,618)

Balance at January 1, 2022	253,550	$3	$—	$(998)	$—	$(513)	$(1,508)
Net income	—	—	—	809	—	—	809
Other comprehensive loss, net of taxes	—	—	—	—	—	(173)	(173)
Cash dividends declared on common stock	—	—	—	(218)	—	—	(218)
Stock-based compensation plans and other	814	—		41	—	—	41
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	(17)	—	—	(17)
Balance at September 30, 2022	254,364	$3	$—	$(383)	$—	$(686)	$(1,066)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$809	$1,149
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation	72	64
Amortization	88	69
Impairment of assets	9	—
Acquired in-process research and development and milestones	107	25
Deferred income taxes	(18)	(212)
Stock-based compensation	52	44
Unrealized foreign exchange (gain) loss	(45)	37
Other	24	7
Net changes in assets and liabilities
Accounts receivable	(119)	(376)
Inventories	(134)	(90)
Other current assets	(76)	177
Trade accounts payable	(323)	944
Accrued and other current liabilities	108	386
Due from/due to related party	—	(164)
Income taxes payable	45	7
Other	(8)	46
Net Cash Flows Provided by Operating Activities from Continuing Operations	591	2,113
Cash Flows from Investing Activities
Capital expenditures	(133)	(133)
Proceeds from sale of property, plant and equipment	3	2
Acquired In Process Research & Development	(105)	(25)
Purchase of product rights and asset acquisition, net of cash acquired	(124)	(192)
Net Cash Flows Used in Investing Activities from Continuing Operations	(359)	(348)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	9,470
Repayments of debt	(106)	(10)
Payment of long-term debt issuance costs	—	(118)
Repayments of short-term borrowings from Merck & Co., Inc., net	—	(1,512)
Net consideration paid to Merck & Co. Inc. in connection with the Separation	—	(9,000)
Net transfers (to) from Merck & Co., Inc.	(17)	454
Employee withholding taxes related to share-based awards	(11)	—
Dividend payments	(217)	(74)
Net Cash Flows Used in Financing Activities from Continuing Operations	(351)	(790)
Discontinued Operations
Net Cash Provided by Operating Activities	—	298
Net Cash Used in Investing Activities	—	—
Net Cash Used in Financing Activities	—	(356)
Net Cash Flows Used in Discontinued Operations	—	(58)
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Continuing Operations	(119)	21
Effect of Exchange Rate Changes on Cash and Cash Equivalents from Discontinued Operations	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(238)	938
Cash and Cash Equivalents, Beginning of Period	737	12
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	58
Total Cash and Cash Equivalents, End of Period	499	1,008
Less: Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—
Cash and Cash Equivalents, End of Period	$499	$1,008
 The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is a global health care company formed through a spinoff from Merck & Co., Inc. (“Merck”) to focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

The Company’s operations include the following product portfolios:

•Women’s Health: the Company has a portfolio of contraception and fertility brands, such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the U.S.), a long-acting reversible contraceptive, which is a class of contraceptives that are recognized as the most effective type of hormonal contraception available to patients with a lower long-term average cost.
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

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and a transition services agreement (the "Transition Service Agreement" or "TSA"). Following the Separation, certain functions continue to be provided by Merck under the TSA or are being performed using the Company’s own resources or third-party service providers. Under the TSA, Merck is providing Organon various services and, similarly, Organon is providing Merck various services. The provision of services under the TSA generally will terminate within 25 months following the spin-off; however, the provision of certain services has been extended to at least 31 months. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate and Merck manufactures certain products for the Company or its applicable affiliate (see Note 13 for additional details). The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly-traded company.

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

Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of September 30, 2022 and through the date of this report.

Recently Adopted Accounting Standards

There were no recently issued accounting standards adopted by the Company during the three and nine months ended September 30, 2022. Refer to Note 3 of the audited Consolidated Financial Statements in Organon's Form 10-K for the year ended December 31, 2021 for standards adopted in 2021.

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an amendment to the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in Accounting Standards Codification 326 ("ASC 326") and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
vintage disclosures. The guidance is effective for the Company on January 1, 2023, including interim periods. Early adoption is permitted, and the amendment applied prospectively, except for the recognition and remeasurement of troubled debt restructurings. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, new guidance requiring disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model. The guidance increases transparency about the types of transactions, the accounting for the transactions, and the effect of the transactions to the Company’s financial statements. The guidance is effective for annual periods in 2022 and can be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements. The Company does not anticipate a material impact to its Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, guidance to improve the accounting for contract assets and contract liabilities from acquired revenue contracts with customers in a business combination. The guidance addresses diversity in practice and inconsistency related to the recognition of an acquired contract liability, payment terms and their effect on subsequent revenue recognized by an acquirer. The guidance is effective for the Company on January 1, 2023 and its amendments will be applied prospectively to business combinations occurring on or after the effective date of the guidance. Early adoption is permitted, including adoption in an interim period and subject to different transition requirements. The adoption of this guidance will not have an impact on the Company’s Consolidated Financial Statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 and December 31, 2022. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements. The Company does not anticipate a material impact to its Consolidated Financial Statements.

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

In August 2022, the U.S. Food and Drug Administration ("FDA") approved the citrate-free, high-concentration (100 mg/mL) formulation of Hadlima™ (adalimumab-bwwd), a biosimilar referencing Humira® (adalimumab) (trademark of Abbvie Biotechnology Ltd). During the third quarter of 2022, Organon paid Samsung Bioepis $18 million. This amount was recognized as an intangible asset which will be amortized over the estimated useful life of approximately 10 years.

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of September 30, 2022, potential future regulatory milestone payments of $25 million remain under the agreement.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Sales	$129	$139	$346	$305
Cost of sales	86	83	221	183
Selling, general and administrative	18	18	60	50

($ in millions)	September 30, 2022	December 31, 2021
Receivables from Samsung included in Other current assets	$10	$15
Payables to Samsung included in Trade accounts payable	24	21

4. Acquisitions and Licensing Arrangements

Cirqle Biomedical ("Cirqle")

In July 2022, the Company entered into a research collaboration and license agreement with Cirqle for a novel investigational non-hormonal, on-demand contraceptive candidate. Under the terms of the agreement, Cirqle is responsible for conducting preclinical studies according to the mutually agreed research plan. Organon obtained exclusive worldwide rights to develop and commercialize the asset.

Under the terms of the research collaboration and license agreement, Organon expensed a $10 million upfront payment during the third quarter of 2022. Cirqle is eligible to receive potential regulatory and commercial milestone payments of up to $360 million and tiered royalties based on net sales. As of September 30, 2022, the Company recognized the $10 million upfront payment as Acquired in-process research and development and milestones expense. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable.

Shanghai Henlius Biotech, Inc. ("Henlius")

In June 2022, Organon and Henlius, a global biopharmaceutical company, entered into a definitive agreement whereby Organon is licensing commercialization rights for biosimilar candidates referencing Perjeta® (pertuzumab, HLX11), (a trademark of Genentech, Inc.), used for the treatment of certain patients with HER2+ breast cancer in combinations with trastuzumab and chemotherapy and Prolia®/Xgeva® (denosumab, HLX14), (trademarks of Amgen Inc.) used for the treatment of certain patients with osteoporosis with high risk of fracture and for the prevention of skeletal-related events in patients with multiple myeloma and in patients with bone metastasis from solid tumors. Organon obtained exclusive global commercialization rights except for China; including Hong Kong, Macau and Taiwan. The agreement includes an option to negotiate an exclusive license for global commercialization rights for a biosimilar candidate referencing Yervoy® (ipilimumab, HLX13) (a trademark of Bristol-Myers Squibb Company). Ipilimumab is used for the treatment of certain patients with unresectable or metastatic melanoma, as adjuvant treatment of certain patients with cutaneous melanoma, certain patients with renal cell carcinoma, colorectal cancer, hepatocellular carcinoma, non-small cell lung cancer, malignant pleural mesothelioma and esophageal cancer.

Under the terms of the license agreement, Organon paid a $73 million upfront payment during the third quarter of 2022, of which $3 million was reflected in Other current assets. Henlius is eligible to receive potential developmental, regulatory and commercial milestone payments of up to $468 million. During the nine months ended September 30, 2022, the Company paid milestones of $97 million, reflecting a $70 million upfront payment and $27 million related to certain development milestones which were recognized as Acquired in-process research and development and milestones expense during the second quarter of 2022. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable. Henlius will be responsible for development and, if approved, will supply the products to Organon.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Under the terms of the license agreement, Organon paid a $10 million upfront payment during the third quarter of 2022. Daré is eligible to receive potential regulatory and commercial milestone payments of up to $182.5 million and tiered double-digit royalties based on net sales. Xaciato is expected to be available commercially in the U.S. in the first half of 2023. During the nine months ended September 30, 2022 management determined that the first commercial milestone was deemed probable of occurring, and recognized an intangible asset of $12.5 million reflecting the $10 million upfront payment and $2.5 million commercial milestone. The intangible asset will be amortized over its useful life of 12 years. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable.

Bayer AG

In February 2022, Organon acquired the product rights and related inventory from Bayer AG to Marvelon™ (ethinylestradiol, desogestrel) and Mercilon™ (ethinylestradiol, desogestrel), combined oral hormonal daily contraceptive pills, in China, including Hong Kong and Macau, and entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction was accounted for as an asset acquisition. In the first quarter of 2022, Organon paid $30 million to acquire the product rights and inventory in China and accrued an additional $35 million related to these rights which was paid during the second quarter of 2022. In the third quarter of 2022, Organon paid $30 million to acquire the product rights in Vietnam. This resulted in Organon recognizing an intangible asset of $72 million in total related to the product rights with the remainder of the consideration recorded to Inventories for the fair value of acquired inventory during 2022. The intangible assets related to currently marketed products will be amortized over their estimated useful lives of 10 years.

Alydia Health

During the three months ended September 30, 2022, a cumulative sales-based contingent milestone payment, related to the Jada system device, was determined to be probable of being achieved and the Company recognized an intangible asset and noncurrent liability of $25 million. The intangible asset is subject to amortization over its expected useful life.

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

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.3 billion as of September 30, 2022 and $2.1 billion as of

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
December 31, 2021. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2022	December 31, 2021
Forward contracts in Other current assets	2	$35	$19
Forward contracts in Accrued and other current liabilities	2	23	5

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

Foreign currency gains due to spot rate fluctuations on the euro-denominated debt instruments included in foreign currency translation adjustments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Foreign currency gains in Other comprehensive income	$176	$38	$303	$94

The Condensed Consolidated Statements of Income include the impact of actual net gains and losses of Organon's derivative financial instruments, as well as the impact of Merck’s derivative financial instruments prior to the Separation allocated to the Company utilizing a proportional allocation method:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Allocated net loss in Revenues	$—	$1	$—	$56
Foreign exchange loss (gain) in Other expense, net	4	1	(21)	6

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

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $61 million and $87 million of accounts receivable as of September 30, 2022 and December 31, 2021, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Inventories

Inventories consisted of:

($ in millions)	September 30, 2022	December 31, 2021
Finished goods	$403	$377
Raw materials	71	95
Work in process	479	490
Supplies	40	40
Total (approximates current cost)	$993	$1,002
Decrease to LIFO costs	(18)	(11)
	$975	$991
Recognized as:
Inventories	$879	$915
Other assets	96	76

Inventories valued under the last in, first out ("LIFO") method	82	52

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

7. Long-Term Debt

The following is a summary of Organon's total debt:

($ in millions)	September 30, 2022	December 31, 2021
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,793	$2,893
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	708	843
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,196	1,412
5.125% notes due 2031	2,000	2,000
Other borrowings	8	10
Other (discounts and debt issuance costs)	(106)	(124)
Total principal long-term debt	$8,699	$9,134
Less: Current portion of long-term debt	8	9
Total Long-term debt, net of current portion	$8,691	$9,125

Other borrowings represent debt assumed in connection with the acquisition of Forendo Pharma in December 2021.

In June 2021, the Company entered into a credit agreement (the “Senior Credit Agreement”) providing for a Term Loan B Facility, consisting of (i) a U.S. Dollar-denominated senior secured “tranche B” term loan in the amount of $3.0 billion due 2028 (ii) a euro-denominated senior secured “tranche B” term loan in the amount of €750 million due 2028; and (iii) a Revolving Credit Facility (“Revolving Credit Facility”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The interest rate on revolving loans under the Revolving Credit Facility is subject to a step-down based on meeting a leverage ratio target. A commitment fee applies to the unused portion of the Revolving Credit Facility, initially equal to 0.50% and subject to a step-down to 0.375% based on meeting a leverage ratio target. There were no outstanding balances under the Revolving Credit Facility as of September 30, 2022 or December 31, 2021.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	September 30, 2022	December 31, 2021
Long-term debt (includes a reduction for amortized debt issuance costs)	$7,772	$9,412

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments of $218 million for the nine months ended September 30, 2022 related to its debt instruments. The average maturity of the Company's long-term debt as of September 30, 2022 is approximately 6.3 years and the weighted-average interest rate on total borrowings as of September 30, 2022 is 4.5%.

On June 6, 2022, the Company made a discretionary prepayment of $100 million on the U.S. Dollar-denominated term loan.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2022	$2
2023	8
2024	8
2025	8
2026	11
Thereafter	8,768

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2022, the Company is in compliance with all financial covenants and no default or event of default has occurred.

8. Contingencies

Organon is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters. In the opinion of Organon as of September 30, 2022, it is unlikely that the resolution of these matters will be material to Organon's financial condition, results of operations or cash flows.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the "Fosamax Litigation"). As of September 30, 2022, approximately 3,285 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.

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

Accordingly, as of September 30, 2022, approximately 975 cases were actively pending in the Femur Fracture MDL.

As of September 30, 2022, approximately 2,030 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.

As of September 30, 2022, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). In the United States, as of September 30, 2022, there was one filed product liability action involving Nexplanon pending in the Western District of Arkansas (in which Organon is also named as a defendant). The court's schedule for the matter provides for a trial date in the fourth quarter of 2023, should it be necessary. In addition, there were two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, which have been tolled under a written tolling agreement. As of September 30, 2022, Merck had 18 cases pending outside the United States, of which 12 relate to Implanon and six relate to Nexplanon.

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

As of September 30, 2022, only three cases remain pending in the United States, (1) a case currently pending in the MDL; (2) a matter involving Propecia in state court in Los Angeles, California in which Merck's motion for summary judgment was granted and subsequently appealed; and (3) a matter involving Proscar in the United States District Court for the Eastern District of California in which Merck's motion to dismiss was granted by the District Court. In the Propecia case in the MDL, the Court granted Merck's motion for partial summary judgment on September 8, 2022. In the Proscar case, the plaintiff can appeal the decision. The Company is also defending 16 product liability cases outside the United States, two of which are class actions and four of which are putative class actions.

Governmental Proceedings

From time to time, Organon's subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and/or other governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred to Organon, including competition investigations resulting from enforcement activity concerning Merck's conduct involving Organon's products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations. In one such enforcement matter in Spain concerning NuvaRing® (etonogestrel/ethinyl estradiol vaginal ring), the National Commission on Markets and Competition (CNMC) recently imposed a fine on Merck in the amount of €39 million for abuse of a dominant position in the market for contraceptive vaginal rings from June 2017 to April 2018. The CNMC decision to impose the fine is appealable to the National High Court in Spain. If the fine ultimately stands, Organon could be obligated to indemnify Merck for a portion thereof.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Other Litigation

There are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of September 30, 2022, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon's financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of September 30, 2022 and December 31, 2021 was $15 million and $9 million, respectively, and represented Organon's best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The terms of the Company's PSU awards allow the recipients of such awards to earn a variable number of common shares based on the cumulative results of specified performance factors. The Company has PSU awards based on the following performance factors:
•total stockholder return of the Company relative to an index of peer companies ("relative TSR") specified in the awards
•the results of the cumulative free cash flow ("FCF") of the Company over a three year period

For FCF and TSR awards, the Company recognizes compensation costs ratably over the performance period. The PSU Awards will generally vest at the end of the three year performance period, however, the number of shares delivered will vary based upon the attained level of performance. For PSUs with a performance-based FCF goal, stock-based compensation expense is recognized based on the probability of the achievement of the financial performance metric for the respective vesting period and is assessed at each reporting date. For PSUs with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award at the grant date regardless of the actual number of shares earned. PSU awards generally vest after three years.

For RSUs and PSUs, dividends declared during the vesting period are payable to the employees only upon vesting. RSU and PSU distributions will be in shares of Company stock after the end of the vesting or performance period, subject to the terms applicable to such awards.

Stock-based compensation expense incurred by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Stock-based compensation expense recognized in:
Cost of sales	$3	$3	$9	$8
Selling, general and administrative	12	10	35	26
Research and development	3	2	8	10

Income tax benefits	3	3	11	9

The Company used the Black-Scholes model to determine the fair value of the stock options as of the grant date using the following assumptions:

Nine Months Ended September 30,
2022
Expected dividend yield	3.12%
Risk-free interest rate	2.47%
Expected volatility	43.43%
Expected life (years)	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

A summary of the equity award transactions for the nine months ended September 30, 2022 are as follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	4,394	$34.35	$8.63	3,280	$36.69	120	$51.63
Granted	556	$34.93	$11.34	2,299	$34.87	373	$45.23
Vested/Exercised	(15)	$37.39	$9.72	(1,251)	$37.50	—	$—
Forfeited/Cancelled	(160)	$35.72	$9.70	(242)	$35.76	(7)	$51.63
Outstanding as of September 30, 2022	4,775	$34.36	$8.91	4,086	$35.48	486	$46.72

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of September 30, 2022:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	4,585	$34.36	$—	7.48	2,429	$32.98	$—	6.23
Restricted Share Units	3,781		96	2.03
Performance Share Units	402		11	2.63

The amount of unrecognized compensation costs as of September 30, 2022 was $145 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.08 years.

10. Taxes on Income

The effective income tax rates were 19.6% and 17.1% for the three months ended September 30, 2022 and 2021, respectively, and 20.0% and 11.2% for the nine months ended September 30, 2022 and 2021, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime. The effective income tax rate for the first nine months of 2021 reflects the beneficial impact of foreign earnings, a $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis as well as the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company reflected an allocation from Merck of $18 million representing the Company's portion of the payment made to the IRS in the Condensed Consolidated Financial Statements. The Company's portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period and therefore the Company included a $29 million net tax benefit also included in the nine months ended September 30, 2021. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the third quarter 2022 results. The Company is currently assessing future impacts of this recently enacted legislation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive loss (income) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at July 1, 2021, net of taxes	$(26)	$(438)	$(464)
Other comprehensive loss, pretax	(3)	(23)	(26)
Tax	—	—	—
Other comprehensive loss, net of taxes	(3)	(23)	(26)
Transfer of benefit plans from Merck affiliates	(3)	—	(3)
Balance at September 30, 2021, net of taxes	$(32)	$(461)	$(493)

Balance at July 1, 2022, net of taxes	$(13)	$(576)	$(589)
Other comprehensive loss, pretax	—	(97)	(97)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(97)	(97)
Balance at September 30, 2022, net of taxes	$(13)	$(673)	$(686)

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021, net of taxes	$(32)	$(590)	$(622)
Other comprehensive (loss) income, pretax	(1)	129	128
Tax	(10)	—	(10)
Other comprehensive (loss) income, net of taxes	(11)	129	118
Transfer of benefit plans to/from Merck affiliates	11	—	11
Balance at September 30, 2021, net of taxes	$(32)	$(461)	$(493)

Balance at January 1,2022, net of taxes	$(13)	$(500)	$(513)
Other comprehensive loss, pretax	(1)	(173)	(174)
Tax	1	—	1
Other comprehensive loss, net of taxes	—	(173)	(173)
Balance at September 30, 2022, net of taxes	$(13)	$(673)	$(686)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Product and Geographic Information

The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women’s health, biosimilars and established brands.

Revenues of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$151	$78	$229	$120	$55	$175	$401	$194	$595	$389	$154	$543
Follistim AQ	27	33	60	29	32	61	79	100	179	81	97	178
NuvaRing	27	23	50	21	28	49	65	68	133	68	79	147
Ganirelix Acetate Injection	6	30	36	5	20	25	20	77	97	19	66	85
Cerazette	—	15	15	—	18	18	—	47	47	—	53	53
Other Women's Health (1)	24	39	63	18	35	53	80	108	188	80	111	191
Biosimilars
Renflexis	54	7	60	48	6	54	145	20	166	119	17	136
Ontruzant	15	14	29	9	47	56	35	52	87	20	81	101
Brenzys	—	24	24	—	14	14	—	52	52	—	35	35
Aybintio	—	10	10	—	10	10	—	29	29	—	26	26
Hadlima	—	6	6	—	5	5	—	14	14	—	9	9
Established Brands
Cardiovascular
Zetia	2	85	87	1	90	91	7	280	287	6	276	282
Vytorin	1	30	31	3	38	41	6	98	104	8	119	127
Atozet	—	109	109	—	114	114	—	350	350	—	347	347
Rosuzet	—	17	17	—	15	15	—	55	55	—	48	48
Cozaar/Hyzaar	2	68	70	3	84	87	11	244	256	9	256	265
Other Cardiovascular (1)	1	34	35	1	48	49	3	117	120	3	145	148
Respiratory
Singulair	3	92	94	2	98	100	8	308	316	10	289	300
Nasonex	—	49	49	—	49	48	9	173	182	3	141	144
Dulera	31	9	40	48	8	56	98	30	127	121	25	146
Clarinex	—	25	26	2	27	28	3	96	99	5	78	83
Other Respiratory (1)	11	10	21	14	5	18	34	32	66	43	20	64
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	64	64	—	65	65	—	185	185	—	184	184
Fosamax	1	35	36	1	45	46	2	115	117	3	130	132
Diprospan	—	28	28	—	34	34	—	91	91	—	92	92
Other Non-Opioid Pain, Bone and Dermatology (1)	2	63	65	9	69	79	10	200	210	12	201	213
Other
Proscar	—	26	27	—	27	27	1	76	77	1	91	92
Propecia	2	28	30	1	33	34	5	90	95	5	96	101
Other (1)	6	81	87	10	83	95	21	230	251	32	230	262
Other (2)	—	39	39	1	51	52	—	115	116	(2)	171	168
Revenues	$366	$1,171	$1,537	$346	$1,254	$1,600	$1,043	$3,646	$4,689	$1,035	$3,666	$4,701
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Europe and Canada	$363	$410	$1,243	$1,314
United States	366	346	1,043	1,035
Asia Pacific and Japan	283	287	888	874
China	241	252	721	693
Latin America, Middle East, Russia and Africa	236	238	665	595
Other (1)	48	67	129	190
Revenues	$1,537	$1,600	$4,689	$4,701
(1) Primarily reflects manufacturing sales to Merck and third parties for current and prior periods and allocated amounts from revenue hedging activities through the date of Separation.

13. Third Party Arrangements and Related Party Disclosures

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

Organon entered into other agreements with Merck that govern aspects of Organon’s relationship with Merck following the Separation, including the Transition Services Agreement, Interim Operating Model Agreements ("IOM") agreements, Manufacturing and Supply Agreement, Tax Matters Agreement, Employee Matters Agreement as well as Intellectual Property License Agreements and Regulatory Agreements. For the three and nine months ended September 30, 2022, material transactions occurred in connection with the IOM agreements. For details on the rights and responsibilities of the parties under the IOM agreements, refer below; for all other agreements refer to Note 19 to the audited Consolidated Financial Statements in the Company's 2021 Form 10-K.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amounts due under such agreements were:

($ in millions)	September 30, 2022	December 31, 2021
Due from Merck in Accounts receivable	$412	$403
Due to Merck in Accounts payable	623	928

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Sales	$38	$41	$104	$54
Cost of sales	31	35	91	48

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

Nine Months Ended September 30,
($ in millions)	2021
Cost of sales	$69
Selling, general and administrative	134
Research and development	35
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Related party transactions

The following transactions represent activity between Organon Entities and Transferred Entities with other Merck affiliates prior to the Separation:

Nine Months Ended September 30,
($ in millions)	2021
Included in continuing operations
Supply sales to Merck affiliates	$143
Purchases from Merck affiliates	65
Cost reimbursements and fees from Merck affiliates	1
Included in discontinued operations
Supply sales to Merck affiliates	$12
Purchases from Merck affiliates	53
Net transfers to Merck & Co., Inc.

Prior to the Separation, net transfers to Merck were included within Net investment from Merck & Co., Inc. on the Condensed Consolidated Statement of Equity and represent the net effect of transactions between the Company and Merck. The components of Net transfers to Merck & Co., Inc. for the nine months ended September 30, 2021 were as follows:

Nine Months Ended September 30,
($ in millions)	2021 (1)
Cash pooling and general financing activities	$168
Cost allocations, excluding non-cash stock-based compensation	(209)
Taxes deemed settled with Merck	(259)
Allocated derivative and hedging (losses) gains	(88)
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations (2)	$(388)
Net transfers to (from) Merck included in Net Cash Provided by (Used in) Discontinued Operations	597
Total net transfers to Merck as included in the Condensed Consolidated Statement of Cash Flows	$209
Stock-based compensation expense (includes $3 of discontinued operations for the nine months ended September 30, 2021)	(32)
Net assets contributed by Merck affiliates	(778)
Derecognition of amounts in Accumulated other comprehensive loss related to employee benefit plan transfers to Merck affiliates	13
Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Equity	$(588)
(1) Amounts represent activity through the date of the Separation.
(2) Net transfers (from) to Merck & Co., Inc. as reflected in the Condensed Consolidated Statement of Cash Flows for Continuing Operations for the nine months ended September 30, 2021 include Separation adjustments of $66 million, identified after the date of the Separation.

Prior to the Separation, transfers between the Organon Entities, the Transferred Entities and Merck affiliates were recognized in Net transfers to Merck & Co., Inc. in the Condensed Consolidated Statement of Equity at Merck’s historical cost. Additionally, in connection with the Separation, certain assets and liabilities included in the pre-Separation balance sheet were retained by Merck and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Organon. Adjustments for transfers are reflected in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14. Discontinued Operations

In contemplation of the Separation, the Merck Retained Products business in the Transferred Entities was distributed to Merck affiliates and, accordingly, the historical results of operations, assets and liabilities, and the cash flows of the Merck Retained Products for such Transferred Entities are reflected as discontinued operations.

The components of Income (loss) from discontinued operations, net of tax for the Merck Retained Products business are as follows:

Nine Months Ended September 30,
($ in millions)	2021
Sales	$93
Costs, Expenses and Other
Cost of Sales	65
Selling, general and administrative	15
Research and development	4
Other (income) expense, net	4
Income from discontinued operations before taxes	$5
Taxes on income	5
Income from discontinued operations, net of taxes	$—

Discontinued operations include related party sales of $12 million for the nine months ended September 30, 2021. Costs for inventory purchases from related parties were $53 million for the nine months ended September 30, 2021.

15. Earnings per Share ("EPS")

On June 2, 2021, the date of the Separation, 253,516,000 shares of the Common Stock were distributed to Merck stockholders of record as of the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the three and nine months ended September 30, 2021, these shares are treated as issued and outstanding as of January 1, 2021 for purposes of calculating historical basic and diluted earnings per share.

Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by Merck. Under these plans employees were granted stock options, PSU's, and RSU's. On June 2, 2021, and in accordance with the Employee Matters Agreement, all Merck stock options, PSU's and RSU's were converted using the conversion ratios set forth in the Employee Matters Agreement. Merck stock options, PSU's and RSUs were converted into Organon stock option awards and RSUs. Awards were equitably adjusted to reflect the spin-off and to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the adjustments.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions and shares in thousands, except per share amounts)	2022	2021	2022	2021
Net income:
Income from continuing operations	$227	$323	$809	$1,149
Income from discontinued operations	—	—	—	—
Net income	$227	$323	$809	$1,149

Basic weighted average number of shares outstanding	254,348	253,534	253,986	253,530
Stock awards and equity units (share equivalent)	719	638	1,108	481
Diluted weighted average common shares outstanding	255,067	254,172	255,094	254,011

Earnings per Share - Basic:
Continuing operations	$0.89	$1.27	$3.19	$4.53
Discontinued operations	—	—	—	—
Net Earnings per Share - Basic	$0.89	$1.27	$3.19	$4.53

Earnings per Share - Diluted:
Continuing operations	$0.89	$1.27	$3.17	$4.52
Discontinued operations	—	—	—	—
Net Earnings per Share - Diluted	$0.89	$1.27	$3.17	$4.52

Anti-dilutive shares excluded from the calculation of EPS	6,313	4,800	4,432	5,015

For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Organon outstanding prior to the Separation.

For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2022 was based on the weighted-average number of common shares outstanding for the period beginning after June 2, 2021 (the "Distribution date").

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

Organon & Co. (“Organon” or the “Company”) is a global health care company formed through a spinoff from Merck & Co., Inc. (“Merck”) to focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies within women's health, biosimilars and established brands (the "Organon Products"). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

Separation from Merck

As previously disclosed, on June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the "Separation"). The Separation from Merck was completed on June 2, 2021, in which Organon's Common Stock was distributed to all holders of outstanding shares of Merck Common Stock as of the close of business on May 17, 2021. For each share of Merck Common Stock held, such holder received one tenth of one share of Common Stock, and holders received cash in lieu of any fractional share of Common Stock they otherwise would have been entitled to receive in connection with the Distribution. Organon is now a standalone publicly-traded company and, on June 3, 2021, regular-way trading of the Common Stock commenced on the New York Stock Exchange under the symbol "OGN." Until the Separation on June 2, 2021, Organon’s historical consolidated financial statements were prepared on a standalone basis and were derived from Merck’s consolidated financial statements and accounting records.

For the periods subsequent to June 2, 2021, as a standalone publicly-traded company, Organon presents its financial statements on a consolidated basis. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to, a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement (see Note 13 to the Condensed Consolidated Financial Statements for additional details).

Recent Developments

Business Development

Cirqle Biomedical ("Cirqle")

In July 2022, the Company entered into a research collaboration and license agreement with Cirqle for a novel investigational non-hormonal, on-demand contraceptive candidate. Under the terms of the agreement, Cirqle is responsible for conducting preclinical studies according to the mutually agreed research plan. Organon obtained exclusive worldwide rights to develop and commercialize the asset.

Under the terms of the research collaboration and license agreement, Organon expensed a $10 million upfront payment during the third quarter of 2022. Cirqle is eligible to receive potential regulatory and commercial milestone payments of up to $360 million and tiered royalties based on net sales. As of September 30, 2022, the Company recognized the $10 million upfront payment as Acquired in-process research and development and milestones expense. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable.

Shanghai Henlius Biotech, Inc. ("Henlius")

In June 2022, Organon and Henlius, a global biopharmaceutical company, entered into a definitive agreement whereby Organon is licensing commercialization rights for biosimilar candidates referencing Perjeta® (pertuzumab, HLX11), (a trademark of Genentech, Inc.), used for the treatment of certain patients with HER2+ breast cancer in combinations with trastuzumab and chemotherapy and Prolia®/Xgeva® (denosumab, HLX14), (trademarks of Amgen Inc.) used for the treatment of certain patients with osteoporosis with high risk of fracture and for the prevention of skeletal-related events in patients with multiple myeloma and in patients with bone metastasis from solid tumors. Organon obtained exclusive global commercialization rights except for China; including Hong Kong, Macau and Taiwan. The agreement includes an option to negotiate an exclusive license for global commercialization rights for a biosimilar candidate referencing Yervoy® (ipilimumab, HLX13) (a trademark of Bristol-Myers Squibb Company). Ipilimumab is used for the treatment of certain patients with unresectable or metastatic melanoma, as adjuvant treatment of certain patients with cutaneous melanoma, certain patients with renal cell carcinoma, colorectal cancer, hepatocellular carcinoma, non-small cell lung cancer, malignant pleural mesothelioma and esophageal cancer.

Under the terms of the license agreement, Organon paid a $73 million upfront payment during the third quarter of 2022, of which $3 million was reflected in Other current assets. Henlius is eligible to receive potential developmental, regulatory and commercial milestone payments of up to $468 million. During the nine months ended September 30, 2022, the Company paid milestones of $97 million, reflecting a $70 million upfront payment and $27 million related to certain development milestones which were recognized as Acquired in-process research and development and milestones expense during the second quarter of 2022. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable. Henlius will be responsible for development and, if approved, will supply the products to Organon.

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

Under the terms of the license agreement, Organon paid a $10 million upfront payment during the third quarter of 2022. Daré is eligible to receive potential regulatory and commercial milestone payments of up to $182.5 million and tiered double-digit royalties based on net sales. Xaciato is expected to be available commercially in the U.S. in the first half of 2023. During the nine months ended September 30, 2022 management determined that the first commercial milestone was deemed probable of occurring, and recognized an intangible asset of $12.5 million reflecting the $10 million upfront payment and $2.5 million commercial milestone. The intangible asset will be amortized over its useful life of 12 years. The remaining potential milestone payments will be recognized by Organon when achievement of the contractual milestones is probable.

Bayer AG

In February 2022, Organon acquired the product rights and related inventory from Bayer AG to Marvelon™ (ethinylestradiol, desogestrel) and Mercilon™ (ethinylestradiol, desogestrel), combined oral hormonal daily contraceptive pills, in China, including Hong Kong and Macau, and entered into an agreement to acquire the rights to these products in Vietnam. Marvelon and Mercilon are already owned, manufactured, and marketed by Organon as prescription oral contraceptives in 20 other markets. The transaction was accounted for as an asset acquisition. In the first quarter of 2022, Organon paid $30 million to acquire the product rights and inventory in China and accrued an additional $35 million related to these rights which was paid during the second quarter of 2022. In the third quarter of 2022, Organon paid $30 million to acquire the product rights in Vietnam. This resulted in Organon recognizing an intangible asset of $72 million in total related to the product rights with the remainder of the consideration recorded to Inventories for the fair value of acquired inventory during 2022. The intangible assets related to currently marketed products will be amortized over their estimated useful lives of 10 years.

COVID-19 Update

Organon remains focused on protecting the safety of its employees and supporting Organon’s communities in response to the COVID-19 pandemic. COVID-19-related disruptions, including patients’ inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures have negatively affected our results during 2021 and 2022.

Our product portfolio is comprised of physician prescribed products, mainly in established brands, which have been affected by social distancing measures and fewer medical visits. Additionally, our portfolio in women's health includes products that are physician administered, which have been affected by reduced access to physicians and health care centers. These impacts, as well as the prioritization of COVID-19 patients at health care providers, resulted in reduced administration of certain products within established brands particularly for respiratory and cardiovascular products and women's health products such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the U.S.), as well as our Fertility brands. Since the second quarter of 2022, our business has been impacted by lockdowns in selective cities across China.

We believe that global health systems and patients continue to adapt to the evolving impacts of the COVID-19 pandemic, including the slower than expected ramp up of qualified personnel hiring. Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic resulting from resurgences in COVID-19 infections or new strains of the virus, our future operating performance, particularly in the short-term, may be subject to volatility.

Operating Results

Sales Overview

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
United States	$366	$346	6%	6%	$1,043	$1,035	1%	1%
International	1,171	1,254	(7)%	2%	3,646	3,666	(1)%	6%
Total	$1,537	$1,600	(4)%	3%	$4,689	$4,701	—%	5%
U.S. plus international may not equal total due to rounding.

Worldwide sales were $1.5 billion for the three months ended September 30, 2022, a decrease of 4% compared with 2021. The decrease is primarily due to the unfavorable impact of foreign exchange of $106 million and the timing of tenders in Brazil. Offsetting these declines are increases primarily due to the strong performance of women's health product Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the U.S.), primarily due to the impact of favorable pricing and demand uptake in the United States as well as volume growth across Mexico, Latin America and the institutional business in Africa. Worldwide sales also reflects the continued uptake of Renflexis® (infliximab-abda) in the United States and strong performance for Brenzys™ (etanercept) in Latin America and Canada.

Worldwide sales were $4.7 billion for the nine months ended September 30, 2022, which is consistent with 2021. Worldwide sales were negatively impacted due to the unfavorable impact of foreign exchange of $254 million, the generic competition for women’s health product NuvaRing® (etonogestrel/ethinyl estradiol vaginal ring) and the authorized generic etonogestrel/ethinyl estradiol vaginal ring in the United States and unfavorable discount rates and lower volume growth in the United States related to Dulera® (formoterol/fumarate dihydrate). Offsetting these declines are increases primarily due to strong performance of Nexplanon due to the impact of favorable pricing and demand uptake in the United States as well as volume growth across Mexico, Latin America and the institutional business in Africa and strong volume growth for products within the established brands business, particularly for respiratory products Nasonex® (mometasone) and Singulair® (montelukast sodium) primarily in Japan and China. Worldwide sales also reflect strong performance in biosimilar products mainly in the United States, resulting from the continued uptake of Renflexis® in the United States and the strong performance of cardiovascular products, primarily Atozet™ (ezetimibe and atorvastatin calcium) (marketed outside of the United States), due to increased demand in France and Spain.

The loss of exclusivity ("LOE") negatively impacted sales by approximately $40 million during the nine months ended September 30, 2022, compared to the nine months September 30, 2021, based on the decrease in volume period over period, mainly impacting NuvaRing in the United States. There was no material impact from LOE for the three months ended September 30, 2022 compared to the prior year quarter. Volume-based procurement ("VBP") had a de minimus impact on sales during the three and nine months ended September 30, 2022, compared to the prior periods. Organon expects VBP to impact the Company's Established Brands for the next several quarters.

Organon’s operations include a portfolio of products. Highlights of the sales of Organon’s products for the three and nine months ended September 30, 2022 and 2021 are provided below. See Note 12 to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Nexplanon/Implanon NXT	$229	$175	31%	34%	$595	$543	10%	12%
NuvaRing	50	49	3%	5%	133	147	(10)%	(7)%
Follistim AQ	60	61	(1)%	2%	179	178	1%	3%
Ganirelix Acetate Injection	36	25	42%	52%	97	85	14%	21%

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 31% and 10% for the three and nine months ended September 30, 2022 compared to 2021, respectively, primarily due to the impact of favorable pricing and demand uptake in the United States, the favorable impact from the timing of tenders in Latin America and volume growth from the institutional business in Africa.

Worldwide sales of NuvaRing, a vaginal contraceptive product remained substantially consistent for the three months ended September 30, 2022, compared to 2021. Sales of NuvaRing declined 10% for the nine months ended September 30, 2022, compared to 2021, due to ongoing generic competition in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition. In addition to sales of branded NuvaRing, we have an agreement with a generic manufacturer that authorizes the sale of a generic etonogestrel/ethinyl estradiol vaginal ring in the United States. Under the terms of the agreement, we are reimbursed on a cost-plus basis by the generic manufacturer for supplying finished goods and receive a share of the net profits recorded by the generic manufacturer. Under the terms of the agreement, our share in the profits declines over time as new participants enter the market. Revenues from this arrangement were $9 million and $12 million for the three months ended September 30, 2022 and 2021, respectively, and $34 million and $63 million for the nine months ended September 30, 2022 and 2021, respectively. The decline in revenue for the nine months ended September 30, 2022, is due to the entry of a new market participant. Given the nature of this arrangement, we expect revenues under this arrangement to continue to decline significantly for the remainder of 2022.

Fertility

Worldwide sales of Follistim AQ® (marketed in most countries outside the United States as Puregon™), a fertility treatment, remained consistent for the three and nine months ended September 30, 2022 compared to 2021, primarily due to higher demand in China during the first and third quarters of 2022 following the COVID lockdowns and continuous demand growth in the United States.

Worldwide sales of ganirelix acetate injection (marketed in certain countries outside the United States as Orgalutran™), a fertility treatment, increased for the three and nine months ended September 30, 2022, compared to 2021, respectively driven by demand uptake in the international markets.

Biosimilars

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Renflexis	$60	$54	11%	12%	$166	$136	22%	23%
Ontruzant	29	56	(47)%	(45)%	87	101	(14)%	(11)%
Brenzys	24	14	71%	75%	52	35	48%	53%
Hadlima	6	5	16%	20%	14	9	51%	54%

The following biosimilar products are part of a development and commercialization agreement between Organon and Samsung Bioepis entered into in 2013. See Note 3 to the Condensed Consolidated Financial Statements. Our commercialization territories under the agreement vary by product as noted below.

Renflexis® (infliximab-abda) is a biosimilar to Remicade® (infliximab) (a trademark of Janssen Biotech, Inc.) for the treatment of certain inflammatory diseases. Sales growth of 11% and 22% for the three and nine months ended September 30, 2022, respectively, was driven primarily by continued demand growth, favorable channel mix and favorable discount rates in the United States. We have commercialization rights to Renflexis in countries outside Europe, Korea, China, Turkey and Russia.

Ontruzant® (trastuzumab-dttb) is a biosimilar to Herceptin® (trastuzumab) (a trademark of Genentech, Inc.) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales in the three and nine months ended September 30, 2022 declined 47% and 14%, respectively, driven by the timing of tenders in Brazil and the competitive pressures in Europe offset by the continued uptake in the United States since its launch in July 2020. We have commercialization rights to Ontruzant in countries outside of Korea and China.

Brenzys™ (etanercept) is a biosimilar to Enbrel® (etanercept) (a trademark of Immunex Corporation) for the treatment of certain inflammatory diseases. Sales in the three and nine months ended September 30, 2022 increased 71% and 48%, respectively, primarily driven by the timing of tenders in Brazil and volume growth in Canada. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China and Japan.

Hadlima™ (adalimumab-bwwd) is a biosimilar to Humira® (adalimumab) (a trademark of AbbVie Biotechnology Ltd.) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima outside of the United States starting in 2021 and in the United States in June 2023. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. In August 2022, the U.S. Food and Drug Administration approved the citrate-free, high-concentration (100 mg/mL) formulation of Hadlima. We have recorded sales of $6 million and $14 million during the three and nine months ended September 30, 2022, respectively, reflecting an increase of 16% and 51% from modest sales during the three and nine months ended September 30, 2021.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Zetia/Vytorin	$118	$132	(11)%	(3)%	$390	$409	(4)%	1%
Atozet	109	114	(4)%	9%	350	347	1%	11%
Rosuzet	17	15	12%	36%	55	48	14%	31%
Cozaar/Hyzaar	70	87	(20)%	(13)%	256	265	(3)%	2%

Combined global sales of Zetia® (ezetimibe) (marketed in most countries outside of the United States as Ezetrol™) and Vytorin® (ezetimibe/simvastatin) (marketed outside of the United States as Inegy™), medicines for lowering LDL cholesterol, declined 11% and 4% for the three and nine months ended September 30, 2022, compared to 2021, respectively, primarily driven by increased competition and lower performance in Europe and the impact of foreign exchange, partly offset by volume growth in China.

Sales of Atozet™ (ezetimibe and atorvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, decreased 4% for the three months ended September 30, 2022 and increased 1% for the nine months ended September 30, 2022, compared to 2021, primarily due to increased demand in France and Spain offset by the negative impact of foreign exchange.

Sales of Rosuzet™ (ezetimibe and rosuvastatin calcium) (marketed outside of the United States), a medicine for lowering LDL cholesterol, increased 12% and 14% for the three and nine months ended September 30, 2022, compared to 2021, primarily due to higher demand in Japan offset by the impact of foreign exchange.

Combined global sales of Cozaar® (losartan potassium), and Hyzaar® (losartan potassium and hydrochlorothiazide) (a combination of Cozaar and hydrochlorothiazide that is marketed in Japan as Preminent™), a medicine for the treatment of hypertension, declined 20% and 3% for the three and nine months ended September 30, 2022, compared to 2021, respectively, primarily due to the impact of foreign exchange.

Respiratory

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Singulair	$94	$100	(6)%	4%	$316	$300	5%	14%
Nasonex	49	48	2%	5%	182	144	27%	32%
Dulera	40	56	(28)%	(28)%	127	146	(13)%	(12)%

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis decreased 6% for the three months ended September 30, 2022, compared to 2021 primarily driven by the impact of foreign exchange offset by demand resulting from competitors' supply disruptions in Japan. Singulair sales increased 5% for the nine months ended September 30, 2022, compared to 2021 primarily attributable to volume recovery from the COVID-19 pandemic and demand resulting from competitors' supply disruptions in Japan offset by the impact of foreign exchange.

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 2% for the three months ended September 30, 2022, compared to 2021, primarily driven by increased demand in Canada and the Middle East region as well as higher demand resulting from competitors' supply disruptions in Japan offset by the impact of foreign exchange. Nasonex sales increased 27% during the nine months ended September 30, 2022 primarily driven by higher demand resulting from competitors' supply disruptions in Japan and increased demand across several markets, offset by the impact of foreign exchange. In addition, sales during the nine months ended September 30, 2022 included a $10 million milestone payment related to a regulatory approval in the United States.

Global sales of Dulera® (formoterol/fumarate dihydrate), a combination medicine for the treatment of asthma, decreased 28% and 13% for the three and nine months ended September 30, 2022, compared to 2021, respectively, primarily due to unfavorable government rates and lower volume growth in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Arcoxia	$64	$65	(2)%	2%	$185	$184	1%	5%

Sales of Arcoxia™ (etoricoxib) (marketed outside of the United States), a medicine for the treatment of arthritis and pain, were slightly lower for the three months ended September 30, 2022, compared to 2021, primarily due to the impact of foreign exchange. Sales of Arcoxia increased 1% during the nine months ended September 30, 2022 compared to 2021, primarily due to the higher demand in China and the South East Asia region offset by the impact of foreign exchange.

Other

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2022	2021			2022	2021
Proscar	$27	$27	(4)%	3%	$77	$92	(16)%	(13)%

Worldwide sales of Proscar, a medicine for the treatment of symptomatic benign prostate enlargement, declined 4% and 16% for the three and nine months ended September 30, 2022, compared to 2021, respectively, primarily due to lower demand in China and the impact of foreign exchange.

Costs, Expenses and Other

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2022	2021		2022	2021
Cost of sales	$551	$609	(10)%	$1,700	$1,783	(5)%
Selling, general and administrative	440	388	13%	1,234	1,186	4%
Research and development	127	86	48%	329	229	44%
Acquired in-process research and development and milestones	10	25	(60)%	107	25	*
Restructuring costs	11	1	*	11	3	*
Interest expense	108	98	10%	303	160	89%
Exchange losses (gains)	4	1	*	(21)	6	*
Other expense, net	4	3	33%	15	16	(6)%
	$1,255	$1,211	4%	$3,678	$3,408	8%
* Calculation not meaningful.

Cost of Sales

Cost of sales decreased 10% for the three months ended September 30, 2022 compared to 2021 primarily due to product mix and a $24 million charge in 2021, that pertained to unavoidable losses associated with a long-term vendor supply contract conveyed as part of the Separation, offset by favorable foreign exchange. For the nine months ended September 30, 2022, cost of sales decreased 5% compared to the same period in 2021, primarily reflecting lower supply sales compared to the prior year, pre-spin allocated costs related to the Separation and a $24 million charge pertaining to unavoidable losses associated with a long-term vendor supply contract incurred during the prior year that were not incurred during the nine months ended September 30, 2022, offset by, favorable foreign exchange. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $9 million related to a product right for a biosimilar product.

Gross margin was 64% for the three and nine months ended September 30, 2022 compared with 62% for the same periods in 2021. The gross margin increase compared to the prior year reflects lower margin supply sales, pre-spin allocated costs related to the Separation incurred during the prior year which were not incurred during the three and nine months ended September 30, 2022 and a $24 million charge in 2021 which pertained to unavoidable losses associated with a long-term vendor supply contract conveyed as part of the Separation.

Selling, General and Administrative

Selling, general and administrative expenses increased 13% for the three months ended September 30, 2022 due to higher selling and promotional costs related to our women's health portfolio. For the nine months ended September 30, 2022, selling, general and administrative expenses increased 4% due to selling and promotional costs related to our women's health portfolio partially offset by pre-spin allocated costs related to the Separation incurred during the prior year which were not incurred during the nine months ended September 30, 2022.

Research and Development

Research and development expenses increased 48% and 44% for the three and nine months ended September 30, 2022, respectively, primarily due to higher costs associated with the Company's recent acquisitions of clinical stage assets, increased clinical study activity and higher employee-related costs.

Acquired In-Process Research and Development and Milestones

Acquired in-process research and development and milestones for the three months ended September 30, 2022 represents the upfront milestones related to the Cirqle transaction. For the nine months ended September 30, 2022 acquired in-process research and development and milestones represents the upfront and development milestones related to the Cirqle and Henlius transactions. Acquired in-process research and development and milestones for the three and nine months ended September 30, 2021 represents the upfront milestones related to the licensing agreement with ObsEva.

Restructuring Costs

For the three and nine months ended September 30, 2022, the Company incurred $11 million related to headcount related restructuring activities

Interest Expense

For the three and nine months ended September 30, 2022, interest expense increased, due to the $9.5 billion of debt, which was incurred by the Company during the second quarter of 2021.

Exchange Losses (Gains)

For the three and nine months ended September 30, 2022, the change in exchanges losses (gains) was driven by the fluctuations in foreign exchange and the exchange rate impact on the portion of Euro-denominated debt not designated as a net investment hedge.

Taxes on Income

The effective income tax rates were 19.6% and 17.1% for the three months ended September 30, 2022 and 2021, respectively, and 20.0% and 11.2% for the nine months ended September 30, 2022 and 2021, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime. The effective income tax rate for the first nine months of 2021 reflects the beneficial impact of foreign earnings, the $70 million tax benefit relating to a portion of the non-U.S. step-up of tax basis as well as the income tax benefit recognized in connection with the conclusion of the Internal Revenue Service (IRS) examination of Merck’s 2015-2016 U.S. federal income tax returns. As a result of that examination conclusion, we reflected an allocation from Merck of $18 million in the Condensed Consolidated Financial Statements representing our portion of the payment made to the IRS. Our portion of reserves for unrecognized tax benefits for the years under examination exceeded the allocated adjustments relating to this examination period. Therefore, for the nine months ended September 30, 2021, we reflected a $29 million net tax benefit. This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the third quarter 2022 results. The Company is currently assessing future impacts of this recently enacted legislation.

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

There was no income or loss from discontinued operations, net of taxes for the three and nine months ended September 30, 2022 and 2021.

Analysis of Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2022, Organon had cash and cash equivalents of $499 million. On June 6, 2022, the Company made a discretionary prepayment of $100 million on the U.S. Dollar-denominated term loan. The Company has historically generated and expects to continue to generate positive cash flow from operations. We plan to continue to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available capacity under our Revolving Credit Facility and access to capital markets.

Working capital of continuing operations was $1.3 billion as of September 30, 2022 and $1.2 billion as of December 31, 2021. The increase in working capital of continuing operations was primarily driven by a decrease in trade accounts payable.

Net cash provided by operating activities was $591 million for the nine months ended September 30, 2022 compared to $2.1 billion for the same period in the prior year. The decrease in cash provided by operating activities in 2022 was primarily attributable to the decrease in trade payables, including balances with Merck.

Net cash used in investing activities was $359 million for the nine months ended September 30, 2022 compared to $348 million for the same period in the prior year, primarily reflecting the asset acquisition of Marvelon and Mercilon and licensing agreements with Daré, Henlius and Cirqle in the nine months ended September 30, 2022 and the asset acquisition of Alydia Health and the licensing agreement with ObsEva in the nine months ended September 30, 2021.

Net cash used in financing activities was $351 million for the nine months ended September 30, 2022 compared to $790 million for the same period in the prior year. The change in cash used in financing activities reflects the settlement of the transactions with Merck in connection with the Separation in 2021 and the prior year issuance of long term debt, partially offset by the payment of dividends in the current year.

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

In February 2022, the armed conflict between Ukraine and Russia escalated, which may adversely impact Organon’s business. Specifically, trade sanctions, travel bans and asset and financial freezes announced by the United States, European Union and other countries against Russian entities and designated individuals, as well as counter-measures announced by Russia, have impacted and may continue to impact many global businesses in direct and indirect ways (including, but not limited to, product shipping delays, supply shortages, delays in regulatory approvals and audits, constraints in energy supply, currency exchange rates and exchange controls). Such actions may negatively impact the financial institutions, vendors, manufacturers, suppliers, partners and other third parties with whom Organon conducts business. Organon will continue to monitor the impacts of the conflict, which may negatively impact Organon’s operations, financial position or cash flows. For the nine months ended September 30, 2022 and the year ended December 31, 2021, Organon’s combined revenues from Ukraine and Russia were approximately 2% of total revenues. As of September 30, 2022, the Company’s assets in Ukraine and Russia are not material.

Our contractual obligations as of December 31, 2021, which require material cash requirements in the future, consist of purchase obligations and lease obligations. In addition, Organon is responsible for settlement of certain tax matters, of which the Company expects to pay during 2022. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for further details. As of September 30, 2022, there have been no material changes to our contractual obligations, or settlements of tax matters outside the ordinary course of business.

During the third quarter of 2022, Organon paid cash dividends of $0.28 per share. On November 3, 2022, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of the Company's common stock. The dividend is payable on December 15, 2022 to stockholders of record at the close of business on November 14, 2022.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021. See Note 2 to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2022. There have been no changes to our accounting policies as of September 30, 2022. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Form 10-K for the year ended December 31, 2021.

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

There have been no changes to Organon’s market risk during the quarter ended September 30, 2022. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending September 30, 2022. Based upon that evaluation, our CEO and our CFO concluded that, as of the period ending September 30, 2022, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our Annual Report on Form 10-K for the year ended December 31, 2021 did not include a report of management's assessment regarding internal control over financial reporting or an attestation of the Company's independent registered public accounting firm due to the transition period established by the rules of the SEC for newly created public companies.

No changes in our internal controls over financial reporting during the quarter ended September 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 8 included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

Number		Description

*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: November 4, 2022	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: November 4, 2022	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer