Form 10-Q
period 2023-03-31
Organon & Co.
filed 2023-05-05
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on April 28, 2023: 255,061,747

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,538	$1,567
Costs, Expenses and Other
Cost of sales	580	561
Selling, general and administrative	435	371
Research and development	129	96
Acquired in-process research and development and milestones	8	—
Restructuring costs	4	—
Interest expense	132	97
Exchange losses (gains)	9	(4)
Other expense, net	6	4
	1,303	1,125
Income From Operations Before Income Taxes	235	442
Taxes on Income	58	94
Net Income	$177	$348

Earnings per Share:
Basic	$0.70	$1.37
Diluted	$0.69	$1.36

Weighted Average Shares Outstanding:
Basic	254,392	253,583
Diluted	256,170	255,052

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2023	2022
Net Income	$177	$348
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net loss and prior service credit, net of amortization	—	(1)
Cumulative translation adjustment	30	(15)
	30	(16)
Comprehensive Income	$207	$332

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$459	$706
Accounts receivable (net of allowance for doubtful accounts of $9 in 2023 and $9 in 2022)	1,445	1,475
Inventories (excludes inventories of $87 in 2023 and $148 in 2022 classified in Other assets)	1,121	1,003
Other current assets	755	747
Total current assets	3,780	3,931
Property, plant and equipment, net	1,055	1,018
Goodwill	4,603	4,603
Intangibles, net	621	649
Other assets	704	754
	$10,763	$10,955
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$8	$8
Trade accounts payable	996	1,132
Accrued and other current liabilities	1,150	1,188
Income taxes payable	192	184
Total current liabilities	2,346	2,512
Long-term debt	8,703	8,905
Deferred income taxes	30	19
Other noncurrent liabilities	421	411
Contingencies (Note 15)

Organon & Co. Stockholders' Deficit
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 254,432 in 2023 and 254,370 in 2022	3	3
Accumulated deficit	(206)	(331)
Accumulated other comprehensive loss	(534)	(564)
Total Stockholders' Deficit	(737)	(892)
	$10,763	$10,955
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2022	253,550	$3	$—	$(998)	$(513)	$(1,508)
Net income	—	—	—	348	—	348
Other comprehensive loss, net of taxes	—	—	—	—	(16)	(16)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	(71)
Stock-based compensation plans and other	87	—	—	15	—	15
Net transfers to Merck & Co., Inc. including Separation Adjustments	—	—	—	(18)	—	(18)
Balance at March 31, 2022	253,637	$3	$—	$(724)	$(529)	$(1,250)

Balance at January 1, 2023	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	177	—	177
Other comprehensive income, net of taxes	—	—	—	—	30	30
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(73)	—	(73)
Stock-based compensation plans and other	62	—		21	—	21
Balance at March 31, 2023	254,432	$3	$—	$(206)	$(534)	$(737)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$177	$348
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	28	25
Amortization	29	28
Acquired in-process research and development and milestones	8	—
Deferred income taxes	3	(4)
Stock-based compensation	22	15
Unrealized foreign exchange loss (gain)	2	(6)
Other	8	6
Net changes in assets and liabilities
Accounts receivable	39	54
Inventories	(38)	14
Other current assets	(3)	(37)
Trade accounts payable	(139)	(298)
Accrued and other current liabilities	(47)	(45)
Income taxes payable	6	30
Other	19	(7)
Net Cash Flows Provided by Operating Activities	114	123
Cash Flows from Investing Activities
Capital expenditures	(46)	(33)
Acquired in-process research and development and milestones	(8)	—
Purchase of product rights and asset acquisition, net of cash acquired	—	(30)
Net Cash Flows Used in Investing Activities	(54)	(63)
Cash Flows from Financing Activities
Repayments of debt	(252)	(2)
Net transfers to Merck & Co., Inc.	—	(18)
Employee withholding taxes related to stock-based awards	(1)	—
Dividend payments	(73)	(71)
Net Cash Flows Used in Financing Activities	(326)	(91)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	19	(12)
Net Decrease in Cash and Cash Equivalents	(247)	(43)
Cash and Cash Equivalents, Beginning of Period	706	737
Cash and Cash Equivalents, End of Period	$459	$694
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

The Company's operations include the following product portfolios:

•Women's Health: Organon's women's health products are sold by prescription primarily in two therapeutic areas, contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring), and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon® is a long-acting reversible contraceptive, which is a class of contraceptives that is recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted and a license from Daré Biosciences for the global commercial rights to Xaciato™ (clindamycin phosphate vaginal gel, 2%), an FDA-approved medication for the treatment of bacterial vaginosis ("BV") in females 12 years of age and older.

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Organon have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon's Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in our Form 10-K for the year ended December 31, 2022. Accordingly, actual results could differ materially from management's estimates and assumptions.

The Company continues to experience uncertainty relative to the duration and overall impact of COVID-19, specifically, in the Company's operations in China. The future operating performance in that region, particularly in the short-term, may be subject to volatility. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the future impacts of COVID-19 on the Company's operations in China as of March 31, 2023 and through the date of this report which are difficult to predict.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, guidance to improve the accounting for contract assets and contract liabilities from acquired revenue contracts with customers in a business combination. The guidance addresses diversity in practice and inconsistency related to the recognition of an acquired contract liability, payment terms and their effect on subsequent revenue recognized by an acquirer. The guidance became effective for the Company on January 1, 2023 and its amendments will be applied prospectively to business combinations occurring on or after the effective date of the guidance. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

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

3. Acquisitions and Licensing Arrangements

Claria Medical, Inc. ("Claria")

In January 2023, the Company made a strategic investment in Claria, a privately-held company developing an investigational medical device being studied for use during minimally invasive laparoscopic hysterectomy. Under the terms of the agreement, Organon paid $8 million upfront and has the option to acquire Claria for an additional $47 million, payable if and when the option is exercised. The $8 million was expensed as Acquired in-process research and development and milestones in our Condensed Consolidated Statement of Income for the three months ended March 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4. Earnings per Share ("EPS")

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2023	2022
Net income	$177	$348

Basic weighted average number of shares outstanding	254,392	253,583
Stock awards and equity units (share equivalent)	1,778	1,469
Diluted weighted average common shares outstanding	256,170	255,052

EPS:
Basic	$0.70	$1.37
Diluted	$0.69	$1.36

Anti-dilutive shares excluded from the calculation of EPS	6,495	4,860

Diluted EPS is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Product and Geographic Information

The Company's operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women's health, biosimilars and established brands.

Revenues of the Company's products were as follows:

	Three Months Ended March 31,
	2023			2022
($ in millions)	U.S.	Int'l	Total	U.S.	Int'l	Total
Women's Health
Nexplanon/Implanon NXT	$114	$52	$165	$116	$55	$171
Follistim AQ	26	29	55	30	31	61
NuvaRing	15	24	40	16	24	41
Ganirelix Acetate Injection	6	23	30	8	22	30
Marvelon/Mercilon	—	37	37	—	24	24
Other Women's Health (1)	26	28	54	27	26	52
Biosimilars
Renflexis	55	7	62	42	4	46
Ontruzant	13	8	21	7	15	22
Brenzys	—	19	19	—	14	14
Aybintio	—	10	10	—	10	10
Hadlima	—	5	5	—	6	6
Established Brands
Cardiovascular
Zetia	2	81	83	3	96	99
Vytorin	2	28	29	2	36	38
Atozet	—	128	128	—	119	119
Rosuzet	—	18	18	—	22	22
Cozaar/Hyzaar	2	83	85	8	86	93
Other Cardiovascular (1)	1	40	41	1	38	39
Respiratory
Singulair	3	117	120	3	127	130
Nasonex	—	69	69	9	65	75
Dulera	38	8	46	31	9	40
Clarinex	1	39	39	1	37	38
Other Respiratory (1)	12	5	17	12	11	22
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	71	71	—	60	60
Fosamax	—	37	38	1	40	41
Diprospan	—	14	14	—	31	31
Other Non-Opioid Pain, Bone and Dermatology (1)	4	59	63	3	66	69
Other
Proscar	—	27	27	—	24	24
Propecia	2	31	33	1	29	30
Other (1)	4	76	80	8	74	83
Other (2)	—	39	39	—	37	37
Revenues	$326	$1,212	$1,538	$329	$1,238	$1,567
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
(2) Includes manufacturing sales to Merck and third parties for current and prior periods.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Europe and Canada	$400	$436
United States	326	329
Asia Pacific and Japan	324	314
China	225	236
Latin America, Middle East, Russia and Africa	214	209
Other (1)	49	43
Revenues	$1,538	$1,567
(1) Primarily reflects manufacturing sales to Merck and third parties for current and prior periods.

6. Stock-Based Compensation Plans

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

For FCF and relative TSR awards, the Company recognizes compensation costs ratably over the performance period. The PSU awards will generally vest at the end of the three year performance period, however, the number of shares delivered will vary based upon the attained level of performance. For PSUs with a performance-based FCF goal, stock-based compensation expense is recognized based on the probability of the achievement of the financial performance metric for the respective vesting period and is assessed at each reporting date. For PSUs with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award at the grant date regardless of the actual number of shares earned. PSU awards generally vest after three years.

For RSUs and PSUs, dividends declared during the vesting period are payable to the employees only upon vesting. RSU and PSU distributions will be in shares of Company stock after the end of the vesting or performance period, subject to the terms applicable to such awards.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Stock-based compensation expense recognized in:
Cost of sales	$4	$3
Selling, general and administrative	15	10
Research and development	3	2
Total	$22	$15

Income tax benefits	$5	$3

The weighted average fair value of options was determined using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	4.82%	3.12%
Risk-free interest rate	3.56	2.47
Expected volatility	42.30	43.43
Expected life (years)	5.89	5.89

A summary of the equity award transactions for the three months ended March 31, 2023 are as follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	4,729	$34.34	$8.91	5,048	$33.27	486	$46.72
Granted	1,124	23.52	6.55	3,730	23.56	—	—
Vested/Exercised	—	—	—	(1,080)	32.00	—	—
Forfeited/Cancelled	(82)	36.12	8.70	(221)	34.54	—	—
Outstanding as of March 31, 2023	5,771	$32.21	$8.45	7,477	$28.57	486	$46.72

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of March 31, 2023:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	5,517	$32.21	$—	7.55	2,536	$33.03	$—	5.90
Restricted Share Units	6,809		176	2.36
Performance Share Units	291		8	1.67

The amount of unrecognized compensation costs as of March 31, 2023 was $211 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.28 years.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7. Restructuring

In 2022, Organon initiated restructuring activities to optimize its internal operations by reducing headcount through selected markets and functions. As a result of this program, the Company intends to restructure approximately 130 positions, with the majority of the position eliminations occurring in selected markets outside of the U.S. in our commercial organizations. During the three months ended March 31, 2023, $5 million of restructuring charges have been paid, with the majority of the severance payments expected to be paid by the end of the 2023 fiscal year. For the three months ended March 31, 2023, the Company recorded restructuring charges of $4 million, which relate to severance costs for eliminated positions.

Liabilities for costs associated with restructuring activities were $19 million and $20 million at March 31, 2023 and December 31, 2022, respectively, and are included primarily in Accrued and other current liabilities.

8. Taxes on Income

The effective income tax rates were 24.6% and 21.3% for the three months ended March 31, 2023 and 2022, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible US interest expense.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the first quarter 2023 results. The Company will continue to assess future impacts of this legislation.

9. Inventories

Inventories consisted of:

($ in millions)	March 31, 2023	December 31, 2022
Finished goods	$479	$482
Raw materials	58	44
Work in process	631	601
Supplies	56	44
Total (approximates current cost)	$1,224	$1,171
Decrease to LIFO costs	(16)	(20)
	$1,208	$1,151
Recognized as:
Inventories	$1,121	$1,003
Other assets	87	148

Inventories valued under the last in, first out ("LIFO") method	85	77

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has a long-term vendor supply contract that includes certain annual minimum purchase commitments.

10. Financial Instruments

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses (gains). The forward contracts are not designated as hedges and are marked to market through Exchange losses (gains). Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.5 billion as of March 31, 2023 and December 31, 2022, respectively. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2023	December 31, 2022
Forward contracts in Other current assets	2	$12	$6
Forward contracts in Accrued and other current liabilities	2	6	24

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. See Note 11 "Long- Term Debt" for additional details. €1.987 billion in the aggregate of both the euro-denominated term loan (€737 million) and the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries.

Foreign currency (losses) gains due to spot rate fluctuations on the euro-denominated debt instruments included in foreign currency translation adjustments resulting from hedge designation were as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Foreign currency (losses) gains in Other comprehensive income	$(42)	$37

The Condensed Consolidated Statements of Income include the impact of actual net (gains) and losses of Organon's derivative financial instruments:

	Three Months Ended March 31,
($ in millions)	2023	2022
Foreign exchange loss (gain) in Exchange losses (gains)	9	(4)

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $68 million and $43 million of accounts receivable as of March 31, 2023 and December 31, 2022, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Long- Term Debt

The following is a summary of Organon's total debt:

($ in millions)	March 31, 2023	December 31, 2022
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,543	$2,793
LIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	800	787
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,357	1,331
5.125% notes due 2031	2,000	2,000
Other borrowings	8	7
Other (discounts and debt issuance costs)	(97)	(105)
Total principal long-term debt	$8,711	$8,913
Less: Current portion of long-term debt	8	8
Total Long-term debt, net of current portion	$8,703	$8,905

The nature and terms of our Term Loan B Facility, Notes and Other borrowings are described in detail in Note 11 "Long-Term Debt and Leases" in our 2022 Annual Report on Form 10-K.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	March 31, 2023	December 31, 2022
Long-term debt	$8,236	$8,294

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments related to its debt instruments of $65 million for the three months ended March 31, 2023. The average maturity of the Company's long-term debt as of March 31, 2023 is approximately 5.7 years and the weighted-average interest rate on total borrowings as of March 31, 2023 is 5.4%.

On March 30, 2023, the Company made a discretionary prepayment of $250 million on the U.S. Dollar-denominated term loan.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2023	$6
2024	9
2025	9
2026	9
2027	9
Thereafter	8,766

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss (Income)
Balance at January 1, 2022, net of taxes	$(13)	$(500)	$(513)
Other comprehensive loss, pretax	(1)	(15)	(16)
Tax	—	—	—
Other comprehensive loss, net of taxes	(1)	(15)	(16)
Balance at March 31, 2022, net of taxes	$(14)	$(515)	$(529)

Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive income, pretax	—	30	30
Tax	—	—	—
Other comprehensive income, net of taxes	—	30	30
Balance at March 31, 2023, net of taxes	$10	$(544)	$(534)

13. Samsung Collaboration

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of March 31, 2023, potential future regulatory milestone payments of $25 million remain under the agreement.

Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Sales	$116	$99
Cost of sales	84	65
Selling, general and administrative	18	18

($ in millions)	March 31, 2023	December 31, 2022
Receivables from Samsung included in Other current assets	$20	$21
Payables to Samsung included in Trade accounts payable	28	72

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. ("Merck") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the "Separation").

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA"), Interim Operating Model Agreements ("IOM Agreements"), Manufacturing and Supply Agreements, Intellectual Property License Agreements, Regulatory Agreements and a transition services agreement (the "Transition Service Agreement" or "TSA").

Following the Separation, certain functions continue to be provided by Merck under the TSA or are being performed using the Company's own resources or third-party service providers. Under the TSA, Merck is providing Organon various services and, similarly, Organon is providing Merck various services. The provision of services under the TSA generally will terminate within 25 months following the spin-off; however, the provision of certain services has been extended to at least 35 months. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate, and Merck manufactures certain products for the Company, or its applicable affiliate. For details on the rights and responsibilities of the parties under the agreements, refer to Note 18 to the audited Consolidated Financial Statements in the Company's 2022 Form 10-K.

For the three months ended March 31, 2023, material transactions occurred in connection with the IOM agreements.

The amounts due under such agreements were:

($ in millions)	March 31, 2023	December 31, 2022
Due from Merck in Accounts receivable	$344	$374
Due to Merck in Accounts payable	521	543

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended March 31,
($ in millions)	2023	2022
Sales	$30	$33
Cost of sales	28	29

15. Contingencies

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the "Fosamax Litigation"). As of March 31, 2023, approximately 3,245 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.

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

As of March 31, 2023, approximately 1,990 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck continued to select additional cases to be reviewed.

As of March 31, 2023, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, which have been tolled under a written tolling agreement. As of March 31, 2023, Merck had 18 cases pending outside the United States, of which 12 relate to Implanon and six relate to Nexplanon.

Propecia/Proscar

As of March 31, 2023, one case remains pending in the United States, a matter involving Proscar® (finasteride) in the United States District Court for the Eastern District of California in which Merck's motion to dismiss was granted by the District Court, but the plaintiff can appeal the decision. The Company is also defending 15 product liability cases outside the United States, two of which are class actions and three of which are putative class actions.

Governmental Proceedings

From time to time, Organon's subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and/or other governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred to Organon, including competition investigations resulting from enforcement activity concerning Merck's conduct involving Organon's products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations. In one such enforcement matter in Spain concerning NuvaRing, the National Commission on Markets and Competition ("CNMC") recently imposed a fine on Merck in the amount of €39 million for abuse of a dominant position in the market for contraceptive vaginal rings from June 2017 to April 2018. The CNMC decision to impose the fine has been appealed to the National High Court in Spain. If the fine ultimately stands, Organon could be obligated to indemnify Merck for a portion thereof.

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

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications with the FDA seeking to market generic forms of Organon's products prior to the expiration of relevant patents owned by Organon. To protect its patent rights, Organon may file patent infringement lawsuits against such generic companies. Similar lawsuits defending Organon's patent rights may exist in other countries. Organon intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nexplanon

In June 2017, Microspherix LLC ("Microspherix") sued Organon in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix's patents that claim radio-opaque, implantable drug delivery devices. Microspherix is claiming damages from September 2014 until the patents expired in May 2021. Organon brought Inter Partes Review proceedings in the United States Patent and Trademark Office ("USPTO") and successfully stayed the district court action. The USPTO invalidated some, but not all, of the claims asserted against Organon. Organon appealed the decisions that found claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO's decisions. The matter is no longer stayed in the district court, and Organon is currently litigating the invalidity and non-infringement of the remaining asserted claims. A claim construction hearing was held on March 2, 2022, and a claim construction order issued on February 27, 2023. This case is scheduled for trial before a jury in Camden, New Jersey starting on October 16, 2023.

Other Litigation

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of March 31, 2023, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon's financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of March 31, 2023 and December 31, 2022 was $22 million and $17 million, respectively, and represented Organon's best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon operates; political and social pressures, or regulatory developments, that adversely impact demand for, availability of, or patient access to contraception or fertility products; difficulties with performance of third parties Organon relies on for its business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as Organon's products lose patent protection; expiration of current patents or loss of patent protection for Organon's products; difficulties and uncertainties inherent in the implementation of Organon's acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; and other factors discussed in Organon's most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the "Business," "Risk Factors," "Cautionary Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

Recent Developments

Business Development

Claria Medical, Inc. ("Claria")

In January 2023, the Company made a strategic investment in Claria, a privately-held company developing an investigational medical device being studied for use during minimally invasive laparoscopic hysterectomy. Under the terms of the agreement, Organon paid $8 million upfront and has the option to acquire Claria for an additional $47 million, payable if and when the option is exercised. The $8 million was expensed as Acquired in-process research and development and milestones in our Condensed Consolidated Statement of Income for the three months ended March 31, 2023.

COVID-19 Update

COVID-19 related disruptions, including patients' inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures, negatively affected our results during 2022 and we expect that it will continue to affect our operations, specifically, in China in 2023. During 2022 and the first quarter of 2023, our business was impacted by lockdowns in selective cities across China, which have slowed down with recent policies in China to ease the zero-COVID strategy. We believe that global health systems and patients continue to adapt to the evolving impacts of COVID-19. Due to the uncertainty that exists relative to the duration and overall impact of COVID-19 resulting from resurgences in COVID-19 infections or new strains of the virus, our future operating performance in China, particularly in the short-term, may be subject to volatility.

Operating Results

Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
United States	$326	$329	—%	—%
International	1,212	1,238	(2)	3
Total	$1,538	$1,567	(2)%	3%

Worldwide sales were $1.5 billion for the three months ended March 31, 2023, a decrease of 2% compared with 2022. Worldwide sales were negatively impacted by approximately 5%, or $71 million, due to unfavorable foreign exchange. Excluding foreign exchange, sales increases primarily reflect the performance of Marvelon™ (desogestrel and ethinyl estradiol pill) and Mercilon™ (desogestrel and ethinyl estradiol pill), resulting from the recent transaction with Bayer Healthcare where Organon gained full rights in selected territories in Southeast Asia and China during 2022, Renflexis, driven primarily by continued demand growth in the United States and Canada and Atozet™ (ezetimibe and atorvastatin calcium) (marketed outside of the United States), due to increased demand in France. This performance was partially offset by declines in Zetia® (ezetimibe) (marketed in most countries outside of the United States as Ezetrol™) and Vytorin® (ezetimibe/simvastatin) (marketed outside of the United States as Inegy™) driven by the impact of volume-based procurement ("VBP") in China and increased competition and lower performance in Europe coupled with the impact of the Diprospan™ (betamethasone cream) market actions taken during the first quarter of 2023. Within our established brands portfolio, respiratory products were positively impacted in the prior year, due to higher demand from competitors' supply disruptions in Japan.

The loss of exclusivity ("LOE") negatively impacted sales by approximately $2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, based on the decrease in volume period over period, mainly impacting NuvaRing in the United States. VBP in China had a $27 million negative impact on sales during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Organon expects VBP to impact the Company's established brands product portfolio for the next several quarters.

Organon's operations include a portfolio of products. Highlights of the sales of Organon's products for the three months ended March 31, 2023 and 2022 are provided below. See Note 5 "Product and Geographic Information" to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women's Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Nexplanon/Implanon NXT	$165	$171	(3)%	(1)%
NuvaRing	40	41	(2)	(1)
Marvelon/Mercilon	37	24	58	65
Follistim AQ	55	61	(10)	(7)
Ganirelix Acetate Injection	30	30	—	3

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 3% for the three months ended March 31, 2023 compared to 2022, primarily due to the impact of the timing of tenders in various international markets and the impact of distributors' buying patterns in prior periods in the U.S.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 2% for the three months ended March 31, 2023, compared to 2022, due to ongoing generic competition in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon and Mercilon, combined oral hormonal daily contraceptive pills not approved or marketed in the United States but available in certain countries outside the United States, increased 58% for the three months ended March 31, 2023, compared to 2022 as a result of the recent transaction with Bayer Healthcare where Organon gained full rights in selected territories in Southeast Asia and China during 2022.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, declined 10% for the three months ended March 31, 2023 compared to 2022, due to the unfavorable impact of COVID-19 in China and an unfavorable shift in customer mix and discount rates in the United States, partially offset by an increase in product demand in the United States.

Worldwide sales of Ganirelix Acetate Injection (marketed in certain countries outside the United States as Orgalutran™), a fertility treatment, remained consistent for the three months ended March 31, 2023, compared to 2022.

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Renflexis	$62	$46	34%	34%
Ontruzant	21	22	(7)	(6)
Brenzys	19	14	31	36
Hadlima	5	6	(20)	(16)

Renflexis is a biosimilar to Remicade (infliximab) (a trademark of Janssen Biotech, Inc.) for the treatment of certain inflammatory diseases. Sales growth of 34% for the three months ended March 31, 2023, was driven primarily by continued demand growth in the United States and Canada. We have commercialization rights to Renflexis in countries outside Europe, Korea, China, Turkey and Russia.

Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin (trastuzumab) (a trademark of Genentech, Inc.) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales in the three months ended March 31, 2023 declined 7%, driven by the competitive pressures in Europe offset by the continued uptake in the United States since its launch in July 2020 and the favorable phasing and timing of tenders in Brazil. We have commercialization rights to Ontruzant in countries outside of Korea and China.

Brenzys™ (etanercept) is a biosimilar to Enbrel (etanercept) (a trademark of Immunex Corporation) for the treatment of certain inflammatory diseases. Sales in the three months ended March 31, 2023 increased 31%, primarily driven by the timing of tenders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China and Japan.

Hadlima™ (adalimumab-bwwd) is a biosimilar to Humira (adalimumab) (a trademark of AbbVie Biotechnology Ltd.) for the treatment of certain inflammatory diseases. We have worldwide commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima outside of the United States starting in 2021 and in the United States in July 2023. Hadlima is currently approved in the United States, Australia, Canada, and Israel. Hadlima was launched in Australia and Canada in February 2021. We recorded sales of $5 million during the three months ended March 31, 2023, reflecting a decline from modest sales during the three months ended March 31, 2022 in markets outside of the U.S.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Zetia/Vytorin	$112	$137	(18)%	(13)%
Atozet	128	119	8	13
Cozaar/Hyzaar	85	93	(9)	(2)

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, declined 18% for the three months ended March 31, 2023, compared to 2022, primarily driven by the impact of VBP in China and increased competition and lower performance in Europe partially offset by growing demand in the retail channel in China.

Sales of Atozet, a medicine for lowering LDL cholesterol, increased 8% for the three months ended March 31, 2023, compared to 2022, primarily due to increased demand in France and the timing of customers' buying patterns in several markets in the Asia Pacific region.

Combined global sales of Cozaar® (losartan potassium), and Hyzaar® (losartan potassium and hydrochlorothiazide) (a combination of losartan potassium and hydrochlorothiazide that is marketed in Japan as Preminent™), a medicine for the treatment of hypertension, declined 9% for the three months ended March 31, 2023, compared to 2022, primarily due to wholesaler and distributor buying patterns in China, competitors' supply disruptions in various markets during 2022 and ongoing generic competition.

Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Singulair	$120	$130	(8)%	—%
Nasonex	69	75	(8)	(4)
Dulera	46	40	15	16

Worldwide sales of Singulair® (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 8% for the three months ended March 31, 2023, compared to 2022, because of the alleviation of our competitors' supply disruptions in Japan during 2022, which had positively impacted demand for Singulair in 2022, as well as the unfavorable impact of foreign exchange.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 8% during the three months ended March 31, 2023, due to a $10 million milestone payment related to a regulatory approval received during 2022 partially offset by increased demand across several markets.

Global sales of Dulera®(formoterol/fumarate dihydrate), a combination medicine for the treatment of asthma, increased 15% for the three months ended March 31, 2023, compared to 2022, primarily due to volume growth, and the favorable impact from discount rates in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Arcoxia	$71	$60	17%	22%
Diprospan	14	31	(54)%	(54)%

Sales of Arcoxia™ (etoricoxib) (marketed outside of the United States), a medicine for the treatment of arthritis and pain, increased 17% during the three months ended March 31, 2023 compared to 2022, primarily due to customers buying patterns in the South East Asia region and higher demand in China.

Sales of Diprospan, a corticosteroid approved for treatment of wide range of inflammatory conditions, declined 54% during the three months ended March 31, 2023 compared to 2022, due to the regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands. As of March 31, 2023, we have resolved the regulatory inspection findings.

Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022
Proscar	$27	$24	13%	22%

Worldwide sales of Proscar, a medicine for the treatment of symptomatic benign prostate enlargement, increased 13% for the three months ended March 31, 2023, compared to 2022, primarily due to increased demand in China.

Costs, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2023	2022
Cost of sales	$580	$561	3%
Selling, general and administrative	435	371	17
Research and development	129	96	34
Acquired in-process research and development and milestones	8	—	*
Restructuring costs	4	—	*
Interest expense	132	97	36
Exchange losses (gains)	9	(4)	*
Other expense, net	6	4	50
	$1,303	$1,125	16%
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 3% for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to product mix as well as higher employee-related costs and distribution related costs, which increased as a result of inflationary pressures.

Selling, General and Administrative

Selling, general and administrative expenses increased 17% for the three months ended March 31, 2023, due to higher promotional and employee-related costs and costs incurred in connection with the separation from Merck, which includes the implementation of the enterprise resource planning system.

Research and Development

Research and development expenses increased 34% for the three months ended March 31, 2023, primarily due to higher costs associated with the Company's recent acquisitions of clinical stage assets, increased clinical study activity and higher employee-related costs.

Acquired In-Process Research and Development and Milestones

For the three months ended March 31, 2023, acquired in-process research and development and milestones of $8 million related to the Claria transaction.

Restructuring Costs

For the three months ended March 31, 2023, the Company incurred $4 million of headcount related restructuring expense as part of the restructuring activities which were initiated during 2022 to optimize its internal operations.

Interest Expense

For the three months ended March 31, 2023, interest expense increased, due to increased interest rates, unamortized debt fees and discounts expensed as part of the prepayment on the U.S. Dollar-denominated term loan and the impact of exchange rates.

Exchange Losses (Gains)

For the three months ended March 31, 2023, the change in exchanges losses (gains) was driven by foreign currency translation losses as well as the impact of the portion of Euro-denominated debt not designated as a net investment hedge in the prior year period.

Other expense, net

For the three months ended March 31, 2023, other expense, net, remained relatively consistent with the prior year.

Taxes on Income

The effective income tax rates were 24.6% and 21.3% for the three months ended March 31, 2023 and 2022, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the first quarter 2023 results. The Company will continue to assess future impacts of this legislation.

Analysis of Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2023, Organon had cash and cash equivalents of $459 million.

Working capital remained consistent at $1.4 billion as of March 31, 2023 and December 31, 2022, respectively.

Net cash provided by operating activities was $114 million for the three months ended March 31, 2023 compared to $123 million for the same period in the prior year. The decrease in cash provided by operating activities was primarily attributable to lower net income offset by the changes in working capital balances, largely reflecting a prior year reduction in the net balances due to Merck.

Net cash used in investing activities was $54 million for the three months ended March 31, 2023 compared to $63 million for the same period in the prior year, primarily reflecting the strategic investment in Claria and an increase in capital expenditures in the three months ended March 31, 2023 compared with the asset acquisition of Marvelon and Mercilon in the three months ended March 31, 2022.

Net cash used in financing activities was $326 million for the three months ended March 31, 2023 compared to $91 million for the same period in the prior year. The increase in cash used in financing activities was driven by the $250 million voluntary prepayment on the U.S. Dollar-denominated term loan.

Organon will continue to monitor the impacts of the conflict between Ukraine and Russia, which may negatively impact Organon's operations, financial position or cash flows. For the three months ended March 31, 2023 and 2022, Organon's combined revenues from Ukraine and Russia were approximately 2% of total revenues. As of March 31, 2023, the Company's assets in Ukraine and Russia are not material.

Our contractual obligations as of March 31, 2023, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. In addition, Organon is responsible for settlement of certain tax matters, that the Company expects to pay during 2023. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K for further details. The Company owes a $25 million milestone upon acceptance of the IND filing for ebopiprant. We anticipate the milestone could be triggered as early as the second quarter of 2023. As of March 31, 2023, there have been no material changes to our contractual obligations, or settlements of tax matters outside the ordinary course of business.

During the first quarter of 2023, Organon paid cash dividends of $0.28 per share. On May 4, 2023, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of the Company's common stock. The dividend is payable on June 15, 2023, to stockholders of record at the close of business on May 15, 2023.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2022. See Note 2 to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2023. There have been no changes to our accounting policies as of March 31, 2023. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. We established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. See Note 10 to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.

Interest Rate Risk

Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.

There have been no changes to Organon’s market risk during the quarter ended March 31, 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending March 31, 2023. Based upon that evaluation, our CEO and our CFO concluded that, as of March 31, 2023, the end of the period covered by this report, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

In 2022, the Company began an implementation of an enterprise resource planning ("ERP") system, which will replace the existing core financial system. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the consolidated financial reporting module will be completed during the 2023 fiscal year and the implementation of the general ledger modules will occur in phases and will be completed by the first half of 2024. The Company will evaluate each quarter whether there are changes that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2023, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our Form 10-K for the year ended December 31, 2022.

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

ORGANON & CO.

Date: May 5, 2023	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: May 5, 2023	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer