Form 10-Q
period 2023-06-30
Organon & Co.
filed 2023-08-09
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on August 4, 2023: 255,568,321

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,608	$1,585	$3,146	$3,152
Costs, Expenses and Other
Cost of sales	640	588	1,220	1,149
Selling, general and administrative	451	423	886	794
Research and development	128	106	257	202
Acquired in-process research and development and milestones	—	97	8	97
Restructuring costs	—	—	4	—
Interest expense	132	98	264	195
Exchange losses (gains)	2	(21)	11	(25)
Other expense, net	1	7	7	11
	1,354	1,298	2,657	2,423
Income Before Income Taxes	254	287	489	729
Taxes on income	12	53	70	147
Net Income	$242	$234	$419	$582

Earnings per Share:
Basic	$0.95	$0.92	$1.64	$2.29
Diluted	$0.95	$0.92	$1.64	$2.28

Weighted Average Shares Outstanding:
Basic	255,341	254,018	254,869	253,802
Diluted	255,953	255,156	256,064	255,105

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$242	$234	$419	$582
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(1)	1	(1)	—
Cumulative translation adjustment	2	(61)	32	(76)
	1	(60)	31	(76)
Comprehensive income	$243	$174	$450	$506

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	June 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$326	$706
Accounts receivable (net of allowance for doubtful accounts of $9 in 2023 and $9 in 2022)	1,672	1,475
Inventories (excludes inventories of $100 in 2023 and $148 in 2022 classified in Other assets)	1,199	1,003
Other current assets	761	747
Total Current Assets	3,958	3,931
Property, plant and equipment, net	1,110	1,018
Goodwill	4,603	4,603
Intangibles, net	592	649
Other assets	716	754
Total Assets	$10,979	$10,955

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$8	$8
Trade accounts payable	1,115	1,132
Accrued and other current liabilities	1,101	1,188
Income taxes payable	163	184
Total Current Liabilities	2,387	2,512
Long-term debt	8,722	8,905
Deferred income taxes	32	19
Other noncurrent liabilities	393	411
Total Liabilities	11,534	11,847
Contingencies (Note 15)

Organon & Co. Stockholders' Deficit:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 255,568 in 2023 and 254,370 in 2022	3	3
Accumulated deficit	(25)	(331)
Accumulated other comprehensive loss	(533)	(564)
Total Stockholders' Deficit	(555)	(892)
Total Liabilities and Stockholders' Deficit	$10,979	$10,955
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at April 1, 2022	253,637	$3	$—	$(724)	$(529)	$(1,250)
Net income	—	—	—	234	—	234
Other comprehensive loss, net of taxes	—	—	—	—	(60)	(60)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(73)	—	(73)
Stock-based compensation plans and other	684	—	—	11	—	11
Net transfers from Merck & Co., Inc., including Separation Adjustments	—	—	—	1	—	1
Balance at June 30, 2022	254,321	$3	$—	$(551)	$(589)	$(1,137)

Balance at April 1, 2023	254,432	$3	$—	$(206)	$(534)	$(737)
Net income	—	—	—	242	—	242
Other comprehensive income, net of taxes	—	—	—	—	1	1
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	(74)
Stock-based compensation plans and other	1,136	—	—	13	—	13
Balance at June 30, 2023	255,568	$3	$—	$(25)	$(533)	$(555)

Balance at January 1, 2022	253,550	$3	$—	$(998)	$(513)	$(1,508)
Net income	—	—	—	582	—	582
Other comprehensive loss, net of taxes	—	—	—	—	(76)	(76)
Cash dividends declared on common stock ($0.56 per share)	—	—	—	(144)	—	(144)
Stock-based compensation plans and other	771	—	—	26	—	26
Net transfers to Merck & Co., Inc. including Separation Adjustments	—	—	—	(17)	—	(17)
Balance at June 30, 2022	254,321	$3	$—	$(551)	$(589)	$(1,137)

Balance at January 1, 2023	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	419	—	419
Other comprehensive income, net of taxes	—	—	—	—	31	31
Cash dividends declared on common stock ($0.56 per share)	—	—	—	(147)	—	(147)
Stock-based compensation plans and other	1,198	—		34	—	34
Balance at June 30, 2023	255,568	$3	$—	$(25)	$(533)	$(555)
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$419	$582
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	56	47
Amortization	59	56
Impairment of assets	—	9
Acquired in-process research and development and milestones	8	97
Deferred income taxes	(4)	(9)
Stock-based compensation	47	34
Unrealized foreign exchange loss (gain)	14	(25)
Other	12	15
Net changes in assets and liabilities
Accounts receivable	(191)	(125)
Inventories	(124)	(81)
Other current assets	(7)	(76)
Trade accounts payable	(26)	(237)
Accrued and other current liabilities	(131)	(53)
Income taxes payable	(23)	32
Other	32	8
Net Cash Flows Provided by Operating Activities	141	274
Cash Flows from Investing Activities
Capital expenditures	(117)	(78)
Proceeds from sale of property, plant and equipment	1	1
Acquired in-process research and development and milestones	(8)	—
Purchase of product rights and asset acquisition, net of cash acquired	—	(69)
Net Cash Flows Used in Investing Activities	(124)	(146)
Cash Flows from Financing Activities
Proceeds from debt	80	—
Repayments of debt	(334)	(106)
Net transfers to Merck & Co., Inc.	—	(17)
Employee withholding taxes related to stock-based awards	(13)	(8)
Dividend payments	(147)	(143)
Net Cash Flows Used in Financing Activities	(414)	(274)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(46)
Net Decrease in Cash and Cash Equivalents	(380)	(192)
Cash and Cash Equivalents, Beginning of Period	706	737
Cash and Cash Equivalents, End of Period	$326	$545
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

The Company's operations include the following product portfolios:

•Women's Health: Organon's women's health products are sold by prescription primarily in two therapeutic areas, contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring), and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive, which is a class of contraceptives that is recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted and a license from Daré Biosciences for the global commercial rights to Xaciato™ (clindamycin phosphate vaginal gel, 2%), an FDA-approved medication for the treatment of bacterial vaginosis ("BV") in females 12 years of age and older.

•Biosimilars: Organon's current portfolio spans across immunology and oncology treatments. Organon's oncology biosimilars have been launched in more than 20 countries and Organon's immunology biosimilars have been launched in five countries. All five biosimilars in Organon's portfolio have launched in Canada, and three biosimilars; Ontruzant® (trastuzumab-dttb), Renflexis® (infliximab-abda) and Hadlima™ (adalimumab-bwwd) have been launched in the United States.

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

Use of Estimates

The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in the Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, actual results could differ materially from management's estimates and assumptions.

The Company continues to experience uncertainty relative to the duration and overall impact of COVID-19, specifically, in the Company's operations in China. The future operating performance in that region, particularly in the short-term, may be subject to volatility. The assessment of certain accounting matters and specifically its effect on the Company's results require consideration of forecasted financial information in the context of the information reasonably available to the Company and the

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
future impacts of COVID-19 on the Company's operations in China as of June 30, 2023 and through the date of this report which are difficult to predict.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 and December 31, 2022; the sunset date was subsequently deferred to December 31, 2024 based on the amendment issued in December 2022 under ASU 2022-06, Reference Rate Reform (Topic 848). The Company applied this guidance to our Senior Credit Facility, as amended on June 30, 2023. The impact to the Consolidated Financial Statements as a result of the application of the reference rate reform guidance is not material. See Note 11 "Long- Term Debt" for additional details.

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

3. Acquisitions and Licensing Arrangements

Claria Medical, Inc. ("Claria")

In January 2023, the Company made a strategic investment in Claria, a privately-held company developing an investigational medical device being studied for use during minimally invasive laparoscopic hysterectomy. Under the terms of the agreement, Organon paid $8 million upfront and has the option to acquire Claria for an additional $47 million, payable if and when the option is exercised. The $8 million was expensed as Acquired in-process research and development and milestones in our Condensed Consolidated Statement of Income for the six months ended June 30, 2023.

4. Earnings per Share ("EPS")

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$242	$234	$419	$582

Basic weighted average number of shares outstanding	255,341	254,018	254,869	253,802
Stock awards and equity units (share equivalent)	612	1,138	1,195	1,303
Diluted weighted average common shares outstanding	255,953	255,156	256,064	255,105

EPS:
Basic	$0.95	$0.92	$1.64	$2.29
Diluted	$0.95	$0.92	$1.64	$2.28

Anti-dilutive shares excluded from the calculation of EPS	10,458	4,504	9,874	4,502

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

Revenues of the Company's products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Women's Health
Nexplanon/Implanon NXT	$159	$56	$214	$134	$61	$195	$272	$107	$380	$250	$116	$366
Follistim AQ	26	44	70	23	35	58	52	73	125	52	66	119
NuvaRing	17	23	40	22	20	42	33	47	80	38	45	83
Ganirelix Acetate Injection	4	29	34	6	25	32	11	53	63	14	47	61
Marvelon/Mercilon	—	29	29	—	31	31	—	67	67	—	54	54
Other Women's Health (1)	27	25	52	29	22	51	53	52	105	56	47	103
Biosimilars
Renflexis	60	11	70	51	8	59	114	18	132	93	12	105
Ontruzant	12	21	33	12	23	35	25	29	54	19	38	57
Brenzys	—	13	13	—	14	14	—	32	32	—	28	28
Aybintio	—	12	12	—	9	9	—	22	22	—	19	19
Hadlima	—	7	7	—	2	2	—	12	12	—	8	8
Established Brands
Cardiovascular
Zetia	2	89	90	2	99	101	4	169	173	5	195	200
Vytorin	1	37	38	3	32	35	3	65	67	5	68	73
Atozet	—	143	143	—	122	122	—	271	271	—	240	240
Rosuzet	—	17	17	—	16	16	—	35	35	—	38	38
Cozaar/Hyzaar	2	69	71	2	91	92	4	152	156	10	176	186
Other Cardiovascular (1)	1	41	41	1	45	46	1	81	82	2	83	85
Respiratory
Singulair	3	77	80	3	89	92	5	194	199	5	216	222
Nasonex	—	64	64	—	58	58	—	133	133	9	123	133
Dulera	38	10	48	36	12	47	76	18	95	67	21	88
Clarinex	1	38	39	1	34	35	2	77	79	2	70	73
Other Respiratory (1)	13	6	19	11	11	22	25	12	37	23	22	45
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	72	72	—	61	61	—	143	143	—	121	121
Fosamax	1	44	44	1	39	40	1	81	82	2	79	81
Diprospan	—	12	12	—	31	31	—	27	27	—	63	63
Other Non-Opioid Pain, Bone and Dermatology (1)	2	67	71	5	71	76	7	127	133	8	137	145
Other
Proscar	—	24	25	—	26	26	1	51	52	1	50	50
Propecia	2	35	36	2	33	35	4	66	69	3	63	66
Other (1)	2	81	84	7	74	82	4	156	162	15	149	164
Other (2)	(2)	41	40	—	40	40	—	79	79	1	78	76
Revenues	$371	$1,237	$1,608	$351	$1,234	$1,585	$697	$2,449	$3,146	$680	$2,472	$3,152
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately. Revenues from Marvelon and Mercilon were previously reported as part of Other Women's Health. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women's Health.
(2) Includes manufacturing sales to Merck & Co., Inc. ("Merck") and third parties for current and prior periods.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Europe and Canada	$467	$443	$867	$880
United States	371	351	697	680
Asia Pacific and Japan	261	291	585	604
China	234	244	459	480
Latin America, Middle East, Russia and Africa	234	216	448	425
Other (1)	41	40	90	83
Revenues	$1,608	$1,585	$3,146	$3,152
(1) Primarily reflects manufacturing sales to Merck and third parties for current and prior periods.

6. Stock-Based Compensation Plans

The Company grants stock option awards, performance share units ("PSUs") and restricted share units ("RSUs") pursuant to its 2021 Incentive Stock Plan.

The PSU awards are based on the following performance factors:
•total stockholder return of the Company relative to an index of peer companies ("relative TSR") specified in the awards; and
•the results of the cumulative free cash flow ("FCF") of the Company over a three-year period.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Stock-based compensation expense recognized in:
Cost of sales	$4	$3	$8	$6
Selling, general and administrative	17	13	32	23
Research and development	4	3	7	5
Total	$25	$19	$47	$34

Income tax benefits	$5	$4	$10	$7

The weighted average fair value of options granted was determined using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected dividend yield	4.82%	3.12%
Risk-free interest rate	3.56	2.47
Expected volatility	42.30	43.43
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

A summary of the equity award transactions for the six months ended June 30, 2023 is as follows:

	Stock Options			Restricted Share Units		Performance Share Units
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	4,729	$34.34	$8.91	5,048	$33.27	486	$46.72
Granted	1,124	23.52	6.55	3,791	23.52	—	—
Vested/Exercised	—	—	—	(1,868)	33.84	—	—
Forfeited/Cancelled	(82)	36.12	8.70	(343)	31.94	—	—
Outstanding as of June 30, 2023	5,771	$32.21	$8.45	6,628	$27.61	486	$46.72

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of June 30, 2023:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term
Stock Options	5,559	$32.21	$—	7.30	3,318	$33.79	$—	6.12
Restricted Share Units	6,065		138	2.17
Performance Share Units	238		5	1.42

The amount of unrecognized compensation costs as of June 30, 2023 was $182 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.09 years.

7. Restructuring

In 2022, Organon initiated restructuring activities to optimize its internal operations by reducing headcount through selected markets and functions. As a result of this program, the Company intends to restructure approximately 130 positions, with the majority of the position eliminations occurring in selected markets outside of the U.S. in our commercial organizations. During the six months ended June 30, 2023, $10 million of restructuring charges have been paid, with the majority of the severance payments expected to be paid by the end of the 2023 fiscal year. For the six months ended June 30, 2023, the Company recorded restructuring charges of $4 million, which relate to severance costs for eliminated positions.

Liabilities for costs associated with restructuring activities were $14 million and $20 million at June 30, 2023 and December 31, 2022, respectively, and are included primarily in Accrued and other current liabilities.

8. Taxes on Income

The effective income tax rates were 5.0% and 18.5% for the three months ended June 30, 2023 and 2022, respectively, and 14.4% and 20.2% for the six months ended June 30, 2023 and 2022, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. The 2023 quarter-to-date and year-to-date effective tax rate favorable impact is primarily attributable to a reduced tax rate arrangement that was agreed to in Switzerland for an active entity.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the second quarter 2023 results. The Company will continue to assess future impacts of this legislation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9. Inventories

Inventories consisted of:

($ in millions)	June 30, 2023	December 31, 2022
Finished goods	$494	$482
Raw materials	120	44
Work in process	640	601
Supplies	57	44
Total (approximates current cost)	$1,311	$1,171
Decrease to LIFO costs	(12)	(20)
	$1,299	$1,151
Recognized as:
Inventories	$1,199	$1,003
Other assets	100	148

Inventories valued under the last in, first out ("LIFO") method	85	77

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

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses (gains). The forward contracts are not designated as hedges and are marked to market through Exchange losses (gains). Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.0 billion and $1.5 billion as of June 30, 2023 and December 31, 2022, respectively. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2023	December 31, 2022
Forward contracts in Other current assets	2	$16	$6
Forward contracts in Accrued and other current liabilities	2	6	24

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. See Note 11 "Long- Term Debt" for additional details. €1.985 billion in the aggregate of both the euro-denominated term loan (€735 million) and the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries.

Foreign currency (losses) gains due to spot rate fluctuations on the euro-denominated debt instruments included in foreign currency translation adjustments resulting from hedge designation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Foreign currency (losses) gains in Other comprehensive income	$(16)	$90	$(58)	$127

The Condensed Consolidated Statements of Income include the impact of actual net (gains) and losses of Organon's derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Foreign exchange loss (gain) in Exchange losses (gains)	$2	$(21)	$11	$(25)

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $65 million and $43 million of accounts receivable as of June 30, 2023 and December 31, 2022, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Long- Term Debt

The following is a summary of Organon's total debt:

($ in millions)	June 30, 2023	December 31, 2022
Term Loan B Facility:
LIBOR plus 300 bps term loan due 2028	$2,543	$2,793
EURIBOR plus 300 bps euro-denominated term loan due 2028 (€750 million)	804	787
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,368	1,331
5.125% notes due 2031	2,000	2,000
Other borrowings	8	7
Other (discounts and debt issuance costs)	(93)	(105)
Total principal long-term debt	$8,730	$8,913
Less: Current portion of long-term debt	8	8
Total Long-term debt, net of current portion	$8,722	$8,905

The nature and terms of our Senior Credit Agreement, Notes and Other borrowings are described in detail in Note 11 "Long-Term Debt and Leases" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

On June 30, 2023, the Company entered into Amendment No. 1 to the Senior Credit Agreement. Amendment No. 1 replaces LIBOR-based rates with Adjusted Term Secured Overnight Financing Rate ("SOFR")-based rates and updates certain other provisions of the Senior Credit Agreement to reflect the transition from LIBOR to the Adjusted Term SOFR. The impact of the rate transition was not material to the Condensed Consolidated Financial Statements.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	June 30, 2023	December 31, 2022
Long-term debt	$8,041	$8,294

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments related to its debt instruments of $243 million for the six months ended June 30, 2023. The average maturity of the Company's long-term debt as of June 30, 2023 is approximately 5.5 years and the weighted-average interest rate on total borrowings as of June 30, 2023 is 5.6%.

On March 30, 2023, the Company made a discretionary prepayment of $250 million on the U.S. Dollar-denominated term loan.

On June 21, 2023, the Company borrowed $80 million on the Revolving Credit Facility and subsequently repaid the amount on June 30, 2023.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2023	$4
2024	10
2025	10
2026	10
2027	9
Thereafter	8,780

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2023, the Company is in compliance with all financial covenants and no default or event of default has occurred.

12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss (Income)
Balance at April 1, 2022, net of taxes	$(14)	$(515)	$(529)
Other comprehensive loss, pretax	—	(61)	(61)
Tax	1	—	1
Other comprehensive income (loss), net of taxes	1	(61)	(60)
Balance at June 30, 2022, net of taxes	$(13)	$(576)	$(589)

Balance at April 1, 2023, net of taxes	$10	$(544)	$(534)
Other comprehensive (loss) income, pretax	(1)	2	1
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	2	1
Balance at June 30, 2023, net of taxes	$9	$(542)	$(533)

Balance at January 1, 2022, net of taxes	$(13)	$(500)	$(513)
Other comprehensive loss, pretax	(1)	(76)	(77)
Tax	1	—	1
Other comprehensive loss, net of taxes	—	(76)	(76)
Balance at June 30, 2022, net of taxes	$(13)	$(576)	$(589)

Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive (loss) income, pretax	(1)	32	31
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	32	31
Balance at June 30, 2023, net of taxes	$9	$(542)	$(533)

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of June 30, 2023, potential future regulatory milestone payments of $25 million remain under the agreement.

In July 2023, the Company began selling Hadlima™ (adalimumab-bwwd), a biosimilar referencing Humira1 (adalimumab), in the United States.

Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Sales	$135	$118	$251	$217
Cost of sales	90	70	174	135
Selling, general and administrative	18	24	36	42

($ in millions)	June 30, 2023	December 31, 2022
Receivables from Samsung included in Other current assets	$11	$21
Payables to Samsung included in Trade accounts payable	81	72

14. Third-Party Arrangements

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

Following the Separation, certain functions continue to be provided by Merck under the TSA or are being performed using the Company's own resources or third-party service providers. Under the TSA, Merck is providing Organon various services and, similarly, Organon is providing Merck various services. The provision of certain services under the TSA expired as of July 2, 2023, however, certain services have been extended to at least 35 months. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate, and Merck manufactures certain products for the Company, or its applicable affiliate. For details on the rights and responsibilities of the parties under the agreements, refer to Note 18 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

For the three and six months ended June 30, 2023, material transactions occurred in connection with the IOM agreements.

The amounts due under such agreements were:

($ in millions)	June 30, 2023	December 31, 2022
Due from Merck in Accounts receivable	$441	$374
Due to Merck in Accounts payable	610	543

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Sales	$37	$33	$67	$66
Cost of sales	35	31	63	60

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the "Fosamax Litigation"). As of June 30, 2023, approximately 3,235 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries ("Femur Fractures") in association with the use of Fosamax.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

As of June 30, 2023, approximately 1,980 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck continued to select additional cases to be reviewed.

As of June 30, 2023, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, which have been tolled under a written tolling agreement. As of June 30, 2023, Merck had 18 cases pending outside the United States, of which 12 relate to Implanon and six relate to Nexplanon.

Propecia/Proscar

As of June 30, 2023, one case involving Proscar® (finasteride) remains pending in the United States in the United States District Court for the Eastern District of California in which Merck's motion to dismiss was granted by the District Court, but the plaintiff can appeal the decision. The Company is also defending 14 product liability cases involving Propecia outside the United States, two of which are class actions and three of which are putative class actions.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Other Litigation

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of June 30, 2023, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon's financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of June 30, 2023 and December 31, 2022 was $23 million and $17 million, respectively, and represented Organon's best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, an inability to fully execute on our product development and commercialization plans within the United States or internationally; changes in tax laws or other tax guidance which could adversely affect our cash tax liability, effective tax rates, and results of operations and lead to greater audit scrutiny; expanded brand and class competition in the markets in which Organon operates; political and social pressures, or regulatory developments, that adversely impact demand for, availability of, or patient access to contraception or fertility products; difficulties with performance of third parties Organon relies on for its business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as Organon's products lose patent protection; expiration of current patents or loss of patent protection for Organon's products; difficulties and uncertainties inherent in the implementation of Organon's acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; and other factors discussed in Organon's most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the "Business," "Risk Factors," "Cautionary Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of those reports.

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

Recent Developments

Business Development

Claria Medical, Inc. ("Claria")

In January 2023, the Company made a strategic investment in Claria, a privately-held company developing an investigational medical device being studied for use during minimally invasive laparoscopic hysterectomy. Under the terms of the agreement, Organon paid $8 million upfront and has the option to acquire Claria for an additional $47 million, payable if and when the option is exercised. The $8 million was expensed as Acquired in-process research and development and milestones in our Condensed Consolidated Statement of Income for the six months ended June 30, 2023.

COVID-19 Update

COVID-19 related disruptions, including patients' inability to access health care providers, prioritization of COVID-19 patients, as well as social distancing measures, negatively affected our results during 2022 and we expect that it will continue to affect our operations, specifically, in China in 2023. During 2022 and to a lesser extent in 2023, our business was impacted by lockdowns in selective cities across China, which have slowed down with recent policies in China to ease the zero-COVID strategy. We believe that global health systems and patients continue to adapt to the evolving impacts of COVID-19. Due to the uncertainty that exists relative to the duration and overall impact of COVID-19 resulting from resurgences in COVID-19 infections or new strains of the virus, our future operating performance in China, particularly in the short-term, may be subject to volatility.

Operating Results

Sales Overview

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
United States	$371	$351	6%	6%	$697	$680	3%	3%
International	1,237	1,234	—	3	2,449	2,472	(1)	3
Total	$1,608	$1,585	1%	4%	$3,146	$3,152	—%	3%

Worldwide sales were $1.6 billion for the three months ended June 30, 2023, an increase of 1% compared with 2022. Worldwide sales were negatively impacted by approximately 2%, or $39 million, due to unfavorable foreign exchange. Excluding foreign exchange, sales increases primarily reflect the performance of Nexplanon due to increased demand and price increases in the United States, Atozet™ (ezetimibe and atorvastatin calcium) (marketed outside of the United States), due to increased demand in France and Spain, Follistim AQ due to volume recovery in China related to the recovery of our business following the past impacts from COVID-19 and Renflexis, driven primarily by continued demand growth in the United States and Canada. This performance was offset by sales decreases in Cozaar® (losartan potassium), and Hyzaar® (losartan potassium and hydrochlorothiazide), primarily due to distributor buying patterns in China and ongoing generic competition and the impact of the Diprospan™ (betamethasone) regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands (the "Market Action").

Worldwide sales were $3.1 billion for the six months ended June 30, 2023, consistent with 2022. Worldwide sales were negatively impacted by approximately 3%, or $110 million, due to unfavorable foreign exchange. Excluding foreign exchange, sales increases primarily reflect the performance of Nexplanon due to increased demand and price increases in the United States, Atozet, due to increased demand in France and Spain, Renflexis, driven primarily by continued demand growth in the United States and Canada and Marvelon™ (desogestrel and ethinyl estradiol pill) and Mercilon™ (desogestrel and ethinyl estradiol pill), resulting from the transaction with Bayer Healthcare where Organon gained full rights in selected territories in Southeast Asia and China during 2022. This performance was offset by the impact of the Market Action taken during the first quarter of 2023, decreased sales of Cozaar and Hyzaar, primarily due to distributor buying patterns in China and ongoing generic competition and Zetia® (ezetimibe) (marketed in most countries outside of the United States as Ezetrol™) and Vytorin® (ezetimibe/simvastatin) (marketed outside of the United States as Inegy™) driven by the impact of volume-based procurement ("VBP") in China and increased generic competition in Europe.

The loss of exclusivity ("LOE") negatively impacted sales by approximately $2 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, based on the decrease in volume period over period, mainly impacting NuvaRing in the United States. VBP in China had a $25 million and $52 million negative impact on sales during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. Organon expects VBP to impact the Company's established brands product portfolio for the next several quarters.

Organon's operations include a portfolio of products. Highlights of the sales of Organon's products for the three and six months ended June 30, 2023 and 2022 are provided below. See Note 5 "Product and Geographic Information" to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women's Health

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Nexplanon/Implanon NXT	$214	$195	10%	12%	$380	$366	4%	6%
NuvaRing	40	42	(5)	(3)	80	83	(3)	(2)
Marvelon/Mercilon	29	31	(4)	(1)	67	54	23	28
Follistim AQ	70	58	21	24	125	119	5	8
Ganirelix Acetate Injection	34	32	6	10	63	61	3	7

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 10% and 4% for the three and six months ended June 30, 2023, respectively, compared to 2022, primarily due to increased demand and price increases, the impact of the timing of tenders in various international markets and the impact of distributors' buying patterns in prior periods in the U.S.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 5% and 3% for the three and six months ended June 30, 2023, respectively, compared to 2022, due to ongoing generic competition in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon and Mercilon, combined oral hormonal daily contraceptive pills not approved or marketed in the United States but available in certain countries outside the United States, declined 4% for the three months ended June 30, 2023, compared to 2022, primarily reflecting unfavorable foreign exchange. Sales of Marvelon and Mercilon increased 23% for the six months ended June 30, 2023, compared to 2022, as a result of the transaction with Bayer Healthcare where Organon gained full rights in selected territories in Southeast Asia and China during 2022.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 21% for the three months ended June 30, 2023, compared to 2022, due to volume recovery in China related to the negative impact from COVID-19 and an increase in product demand in the United States. Sales of Follistim AQ increased 5% for the six months ended June 30, 2023, compared to 2022, due to volume recovery in China related to the COVID-19 negative impact.

Worldwide sales of Ganirelix Acetate Injection (marketed in certain countries outside the United States as Orgalutran™), a fertility treatment, increased 6% and 3% for the three and six months ended June 30, 2023, respectively, compared to 2022 due to volume recovery in China related to the COVID-19 negative impact offset by unfavorable discount rates in the United States.

Biosimilars

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Renflexis	$70	$59	19%	20%	$132	$105	26%	27%
Ontruzant	33	35	(7)	(7)	54	57	(7)	(6)
Brenzys	13	14	(6)	2	32	28	13	19
Hadlima	7	2	258	285	12	8	55	65

Renflexis is a biosimilar to Remicade1 (infliximab) for the treatment of certain inflammatory diseases. Sales growth of 19% and 26% for the three and six months ended June 30, 2023, respectively, compared to 2022, was driven primarily by continued demand growth in the United States and Canada. We have commercialization rights to Renflexis in countries outside Europe, Korea, China, Turkey and Russia.

Ontruzant (trastuzumab-dttb) is a biosimilar to Herceptin1 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales in the three and six months ended June 30, 2023, compared to 2022, declined 7%, driven by the competitive pressures in Europe offset by the continued uptake in the United States since its launch in July 2020 and the favorable phasing and timing of tenders in Brazil. We have commercialization rights to Ontruzant in countries outside of Korea and China.

Brenzys™ (etanercept) is a biosimilar to Enbrel1 (etanercept) for the treatment of certain inflammatory diseases. Sales in the three months ended June 30, 2023, compared to 2022, remained consistent. Sales in the six months ended June 30, 2023, compared to 2022, increased 13%, primarily driven by the timing of tenders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China and Japan.

Hadlima™ (adalimumab-bwwd) is a biosimilar to Humira1 (adalimumab) for the treatment of certain inflammatory diseases. We have commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey and Russia. Hadlima is currently approved in the United States, Australia, Canada, and Israel. We recorded sales of $7 million and $12 million during the three and six months ended June 30, 2023, respectively, reflecting an increase from modest sales during 2022 in markets outside of the U.S. Hadlima was launched in the United States in July 2023.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Zetia/Vytorin	$129	$136	(5)%	(3)%	$240	$273	(12)%	(8)%
Atozet	143	122	17	18	271	240	13	16
Cozaar/Hyzaar	71	92	(23)	(19)	156	186	(16)	(10)

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, declined 5% for the three months ended June 30, 2023, compared to 2022, primarily driven by the impact of VBP in China partially offset by increased demand in Europe. Sales of Zetia and Vytorin, declined 12% for the six months ended June 30, 2023, compared to 2022, primarily driven by the impact of VBP in China and increased competition and lower performance in Europe.

Sales of Atozet, a medicine for lowering LDL cholesterol, increased 17% and 13% for the three and six months ended June 30, 2023, respectively, compared to 2022, primarily due to increased demand in France and Spain and the timing of customers' buying patterns in the Middle East.

Combined global sales of Cozaar and Hyzaar (a combination of losartan potassium and hydrochlorothiazide that is marketed in Japan as Preminent™), a medicine for the treatment of hypertension, declined 23% and 16% for the three and six months ended June 30, 2023, respectively, compared to 2022, primarily due to distributor buying patterns in China and ongoing generic competition.

Respiratory

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Singulair	$80	$92	(13)%	(9)%	$199	$222	(10)%	(4)%
Nasonex	64	58	10	15	133	133	—	4
Dulera	48	47	2	3	95	88	8	9

Worldwide sales of Singulair® (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 13% and 10% for the three and six months ended June 30, 2023, respectively, compared to 2022, due to the alleviation of our competitors' supply disruptions in Japan during 2022, which had positively impacted demand for Singulair in 2022 and increased pricing pressures in China due to renewal contracts for hospital tenders.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 10% during the three months ended June 30, 2023, compared to 2022, due to increased demand across several markets. Sales of Nasonex remained consistent in the six months ended June 30, 2023, compared to 2022, due to a $10 million milestone payment related to a regulatory approval received during the first quarter of 2022, offset by increased demand across several markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), a combination medicine for the treatment of asthma, increased 2% and 8% for the three and six months ended June 30, 2023, respectively, compared to 2022, primarily due to the favorable impact from discount rates and price in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Arcoxia	$72	$61	18%	23%	$143	$121	18%	22%
Diprospan	12	31	(61)	(61)	27	63	(57)	(57)

Sales of Arcoxia™ (etoricoxib) (marketed outside of the United States), a medicine for the treatment of arthritis and pain, increased 18% during the three and six months ended June 30, 2023, respectively, compared to 2022, primarily due to customers buying patterns in various international regions and higher demand in China.

Sales of Diprospan, a corticosteroid approved for treatment of wide range of inflammatory conditions, declined 61% and 57% during the three and six months ended June 30, 2023, respectively, compared to 2022, due to the Market Action. In the first quarter of 2023, we resolved the regulatory inspection findings. The Company expects sales recovery to occur over the next twelve months.

Other

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30, 2023		% Change	% Change Excluding Foreign Exchange
($ in millions)	2023	2022			2023	2022
Proscar	$25	$26	(5)%	(1)%	$52	$50	4%	10%

Worldwide sales of Proscar, a medicine for the treatment of symptomatic benign prostate enlargement, decreased 5% for the three months ended June 30, 2023, compared to 2022, primarily reflecting unfavorable foreign exchange. Sales of Proscar increased 4% for the six months ended June 30, 2023, compared to 2022 due to increased demand in China.

Costs, Expenses and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30, 2023		% Change
($ in millions)	2023	2022		2023	2022
Cost of sales	$640	$588	9%	$1,220	$1,149	6%
Selling, general and administrative	451	423	7	886	794	12
Research and development	128	106	21	257	202	27
Acquired in-process research and development and milestones	—	97	(100)	8	97	(92)
Restructuring costs	—	—	*	4	—	*
Interest expense	132	98	35	264	195	35
Exchange losses (gains)	2	(21)	*	11	(25)	*
Other expense, net	1	7	(86)	7	11	(36)
	$1,354	$1,298	4%	$2,657	$2,423	10%
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 9% and 6% for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, primarily due to product mix as well as higher employee-related costs and distribution related costs, which increased as a result of inflationary pressures. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $9 million related to a product right for a biosimilar product.

Selling, General and Administrative

Selling, general and administrative expenses increased 7% and 12% for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, due to higher employee-related costs as well as costs incurred in connection with the separation from Merck & Co., Inc., which includes the implementation of the enterprise resource planning system.

Research and Development

Research and development expenses increased 21% and 27% for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, primarily due to higher costs associated with the Company's recent acquisitions of clinical stage assets, increased clinical study activity and higher employee-related costs.

Acquired In-Process Research and Development and Milestones

For the six months ended June 30, 2023, acquired in-process research and development and milestones of $8 million related to the Claria transaction. For the three and six months ended June 30, 2022 acquired in-process research and development and milestones represent the upfront and development milestones related to the Henlius transaction.

Restructuring Costs

For the six months ended June 30, 2023, the Company incurred $4 million of headcount related restructuring expense as part of the restructuring activities which were initiated during 2022 to optimize its internal operations.

Interest Expense

For the three months ended June 30, 2023, interest expense increased due to increased interest rates and the impact of exchange rates. For the six months ended June 30, 2023, interest expense increased due to increased interest rates, unamortized debt fees and discounts expensed as part of the prepayment on the U.S. Dollar-denominated term loan and the impact of exchange rates.

Exchange Losses (Gains)

For the three and six months ended June 30, 2023, the change in exchanges losses (gains) was driven by foreign currency translation losses as well as the impact of the portion of Euro-denominated debt not designated as a net investment hedge in the prior year period.

Other Expense, net

For the three and six months ended June 30, 2023, other expense, net, remained relatively consistent with the prior year.

Taxes on Income

The effective income tax rates were 5.0% and 18.5% for the three months ended June 30, 2023 and 2022, respectively, and 14.4% and 20.2% for the six months ended June 30, 2023 and 2022, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. The 2023 quarter-to-date and year-to-date effective tax rate favorable impact is primarily attributable to a reduced tax rate arrangement that was agreed to in Switzerland for an active entity.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Provisions of the bill that relate to tax include the minimum tax on book income, a 1% excise tax on stock buybacks and certain tax incentives to promote clean energy. There are no impacts of the legislation to the second quarter 2023 results. The Company will continue to assess future impacts of this legislation.

Analysis of Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2023, Organon had cash and cash equivalents of $326 million.

Working capital was $1.6 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. The increase in working capital was primarily driven by an increase in inventory and the timing of collection of receivables.

Net cash provided by operating activities was $141 million for the six months ended June 30, 2023 compared to $274 million for the same period in the prior year. The decrease in cash provided by operating activities was primarily attributable to lower net income offset by the changes in working capital balances.

Net cash used in investing activities was $124 million for the six months ended June 30, 2023 compared to $146 million for the same period in the prior year, primarily reflecting the strategic investment in Claria and an increase in capital expenditures in the six months ended June 30, 2023 compared with the asset acquisition of Marvelon and Mercilon in the six months ended June 30, 2022.

Net cash used in financing activities was $414 million for the six months ended June 30, 2023 compared to $274 million for the same period in the prior year. The increase in cash used in financing activities was driven by the $250 million voluntary prepayment on the U.S. Dollar-denominated term loan.

Organon will continue to monitor the impacts of the conflict between Ukraine and Russia, which may negatively impact Organon's operations, financial position or cash flows. For the three and six months ended June 30, 2023 and 2022, Organon's combined revenues from Ukraine and Russia were approximately 2% of total revenues. As of June 30, 2023, the Company's assets in Ukraine and Russia are not material.

Our contractual obligations as of June 30, 2023, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. In addition, Organon is responsible for settlement of certain tax matters, that the Company expects to pay during 2023. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details. The Company owes a $25 million milestone upon acceptance of the IND filing for ebopiprant. As of June 30, 2023, there have been no material changes to our contractual obligations, or settlements of tax matters outside the ordinary course of business.

During the second quarter of 2023, Organon paid cash dividends of $0.28 per share. On August 8, 2023, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of the Company's common stock. The dividend is payable on September 14, 2023, to stockholders of record at the close of business on August 18, 2023.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2 "Basis of Presentation" to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2023. There have been no changes to our accounting policies as of June 30, 2023. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon's Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 "Basis of Presentation" to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. We established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. See Note 10 "Financial Instruments" to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on Organon’s risk management.

Interest Rate Risk

Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.

There have been no changes to Organon’s market risk during the quarter ended June 30, 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending June 30, 2023. Based upon that evaluation, our CEO and our CFO concluded that, as of June 30, 2023, the end of the period covered by this report, the Company's disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended June 30, 2023, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 included in Part I, Item. 1.

Item 1A. Risk Factors

Changes in tax laws or other tax guidance could adversely affect our effective tax rates, financial condition and results of operations.

Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development (the "OECD"), such as the adoption by the EU and the enactment and anticipated enactment by additional countries of a global minimum tax, could negatively impact the Company’s cash tax liability, effective tax rate, and results of operations. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.

Except as noted in the preceding paragraph, there have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

10.1
Amendment No. 1 to Senior Secured Credit Agreement, dated as of June 30, 2023, to the Credit Agreement by and among Organon & Co., Organon Foreign Debt Co-Issuer B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and the L/C Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on July 7, 2023).

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

1 Indicates, in this Form 10-Q for Quarter Ending June 30, 2023, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. Humira is a trademark registered in the U.S. in the name of Abbvie Biotechnology Ltd.; Enbrel is a trademark registered in the U.S. in the name of Immunex Corporation; Remicade is a trademark registered in the US in the name of Janssen Biotech, Inc.; and Herceptin is a trademark registered in the U.S. in the name of Genentech, Inc. Brand names of products that are in all italicized letters, without the footnote, are registered trademarks of, or are otherwise licensed by, Organon and/or one of its subsidiaries.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: August 9, 2023	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: August 9, 2023	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer