Form 10-Q
period 2024-03-31
Organon & Co.
filed 2024-05-03
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on April 26, 2024: 257,170,727

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$1,622	$1,538
Costs, Expenses and Other
Cost of sales	665	580
Selling, general and administrative	431	435
Research and development	112	129
Acquired in-process research and development and milestones	15	8
Restructuring costs	23	4
Interest expense	131	132
Exchange losses	6	9
Other expense, net	3	6
	1,386	1,303
Income Before Income Taxes	236	235
Taxes on income	35	58
Net Income	$201	$177

Earnings per Share:
Basic	$0.78	$0.70
Diluted	$0.78	$0.69

Weighted Average Shares Outstanding:
Basic	255,695	254,392
Diluted	258,362	256,170

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$201	$177
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	1	—
Cumulative translation adjustment	(37)	30
	(36)	30
Comprehensive income	$165	$207

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	March 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$575	$693
Accounts receivable (net of allowance for doubtful accounts of $11 in 2024 and $9 in 2023)	1,547	1,744
Inventories (excludes inventories of $101 in 2024 and $110 in 2023 classified in Other assets)	1,263	1,315
Other current assets	811	756
Total Current Assets	4,196	4,508
Property, plant and equipment, net	1,180	1,183
Goodwill	4,603	4,603
Intangibles, net	718	533
Other assets	1,194	1,231
Total Assets	$11,891	$12,058

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$9	$9
Trade accounts payable	955	1,314
Accrued and other current liabilities	1,385	1,389
Income taxes payable	196	206
Total Current Liabilities	2,545	2,918
Long-term debt	8,705	8,751
Deferred income taxes	44	47
Other noncurrent liabilities	549	412
Total Liabilities	11,843	12,128
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity (Deficit):
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 255,847 in 2024 and 255,626 in 2023	3	3
Additional paid-in capital	49	25
Retained earnings	573	443
Accumulated other comprehensive loss	(577)	(541)
Total Stockholders’ Equity (Deficit)	48	(70)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,891	$12,058
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings and (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at January 1, 2023	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	177	—	177
Other comprehensive income, net of taxes	—	—	—	—	30	30
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(73)	—	(73)
Stock-based compensation plans and other	62	—	—	21	—	21
Balance at March 31, 2023	254,432	$3	$—	$(206)	$(534)	$(737)

Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	201	—	201
Other comprehensive loss, net of taxes	—	—	—	—	(36)	(36)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	(71)
Stock-based compensation plans and other	221	—	24	—	—	24
Balance at March 31, 2024	255,847	$3	$49	$573	$(577)	$48

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$201	$177
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	32	28
Amortization	33	29
Acquired in-process research and development and milestones	15	8
Deferred income taxes	5	3
Stock-based compensation	26	22
Unrealized foreign exchange (gain) loss	(18)	2
Other	5	8
Net changes in assets and liabilities
Accounts receivable	163	39
Inventories	19	(38)
Other current assets	(57)	(3)
Trade accounts payable	(349)	(139)
Accrued and other current liabilities	(15)	(47)
Income taxes payable	(6)	6
Other	22	19
Net Cash Flows Provided by Operating Activities	76	114
Cash Flows from Investing Activities
Capital expenditures	(46)	(46)
Acquired in-process research and development and milestones	—	(8)
Purchase of product rights and asset acquisition, net of cash acquired	(50)	—
Net Cash Flows Used in Investing Activities	(96)	(54)
Cash Flows from Financing Activities
Repayments of debt	(2)	(252)
Employee withholding taxes related to stock-based awards	(2)	(1)
Dividend payments	(70)	(73)
Net Cash Flows Used in Financing Activities	(74)	(326)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24)	19
Net Decrease in Cash and Cash Equivalents	(118)	(247)
Cash and Cash Equivalents, Beginning of Period	693	706
Cash and Cash Equivalents, End of Period	$575	$459
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is a global health care company with a focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands (the “Organon Products”). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

The Company’s operations include the following product portfolios:

•Women’s Health: Organon’s women’s health products are sold by prescription primarily in two therapeutic areas, contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring), and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive, which is a class of contraceptives that is recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, and a license from Daré Biosciences for the global commercial rights to Xaciato® (clindamycin phosphate vaginal gel, 2%), an FDA-approved medication for the treatment of bacterial vaginosis (“BV”) in females 12 years of age and older. In October 2023, Xaciato was launched in the United States.

•Biosimilars: Organon’s current portfolio spans across immunology and oncology treatments. Organon’s oncology biosimilars; Ontruzant® (trastuzumab-dttb) and AybintioTM 1 (bevacizumab), have been launched in more than 20 countries and Organon’s immunology biosimilars; BrenzysTM 1 (etarnarcept), Renflexis® (infliximab-abda) and HadlimaTM (adalimumab-bwwd), have been launched in five countries. All five biosimilars in Organon’s portfolio have launched in Canada, and three biosimilars: Ontruzant, Renflexis and Hadlima have launched in the United States.

•Established Brands: Organon has a portfolio of established brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management. A number of Organon’s established brands lost exclusivity years ago and have faced generic competition for some time.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Organon have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in the Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, actual results could differ materially from management’s estimates and assumptions.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to its income tax disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments in this ASU are effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025, and should be applied on a retrospective basis for all periods presented. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to its segment disclosures.

Recent Securities and Exchange Commission (“SEC”) Final Rules Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning January 1, 2025. However, the climate rule is currently stayed which could potentially impact the effective date. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.

3. Acquisitions and Licensing Arrangements

Eli Lilly (“Lilly”)

In December 2023, Organon announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality® (galcanezumab) and Rayvow™ (lasmiditan) in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, Organon paid an upfront payment of $50 million, upon closing of the transaction in January 2024, and will recognize sales-based milestones when the achievement is probable. In the first quarter of 2024, the Company recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years. As of March 31, 2024, Organon accrued $20 million in Accrued and Other current liabilities and $150 million in Other noncurrent liabilities related to the probable sales-based milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

During the three months ended March 31, 2024, research and development milestones related to the Henlius agreement were determined to be probable of being achieved and the Company expensed $15 million in Acquired in-process research and development and milestones expense.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2024	2023
Net income	$201	$177

Basic weighted average number of shares outstanding	255,695	254,392
Stock awards and equity units (share equivalent)	2,667	1,778
Diluted weighted average common shares outstanding	258,362	256,170

EPS:
Basic	$0.78	$0.70
Diluted	$0.78	$0.69

Anti-dilutive shares excluded from the calculation of EPS	9,027	6,495

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Product and Geographic Information

The Company’s operations include the following product portfolios, which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands.

Revenues of the Company’s products were as follows:

	Three Months Ended March 31,
	2024			2023
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$153	$67	$220	$114	$52	$165
Follistim AQ	11	35	46	26	29	55
NuvaRing (1)	16	22	38	25	24	49
Ganirelix Acetate Injection	6	23	29	6	23	30
Marvelon/Mercilon	—	33	33	—	37	37
Jada	13	—	13	7	—	7
Other Women’s Health (1) (2)	15	28	43	9	28	38
Biosimilars
Renflexis	55	14	69	55	7	62
Ontruzant	8	31	39	13	8	21
Brenzys	—	24	24	—	19	19
Aybintio	—	8	8	—	10	10
Hadlima	22	8	30	—	5	5
Established Brands
Cardiovascular
Zetia (1)	2	82	84	2	87	89
Vytorin	1	27	28	2	28	29
Atozet	—	132	132	—	128	128
Rosuzet	—	16	16	—	18	18
Cozaar/Hyzaar	3	65	67	2	83	85
Other Cardiovascular (1) (2)	—	37	38	1	34	35
Respiratory
Singulair	2	95	98	3	117	120
Nasonex (1)	—	77	77	—	71	71
Dulera	43	13	56	38	8	46
Clarinex	1	36	37	1	39	39
Other Respiratory (1) (2)	7	3	9	12	3	15
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	75	75	—	71	71
Fosamax	1	38	40	—	37	38
Diprospan	—	29	29	—	14	14
Other Non-Opioid Pain, Bone and Dermatology (1)	5	68	72	4	59	63
Other
Proscar	—	26	26	—	27	27
Propecia	2	21	23	2	31	33
Other (1) (4)	5	89	94	4	76	80
Other (3)	—	29	29	—	39	39
Revenues	$371	$1,251	$1,622	$326	$1,212	$1,538
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Sales of the authorized generic versions of NuvaRing, Zetia and Nasonex were previously included in other and have been reclassified to their respective brand name product.
(2) Includes sales of products not listed separately. Revenues from Jada were previously reported as part of Other Women’s Health. Revenue from an arrangement for the sale of generic etonogestrel/ethinyl estradiol vaginal ring is included in Other Women’s Health.
(3) Includes manufacturing sales to third parties.
(4) Includes revenues from the migraine medicines Emgality and Rayvow.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Europe and Canada	$450	$400
United States	371	326
Asia Pacific and Japan	287	324
China	206	225
Latin America, Middle East, Russia, and Africa	274	214
Other (1)	34	49
Revenues	$1,622	$1,538
(1) Primarily reflects manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, performance share units (“PSUs”) and restricted share units (“RSUs”) pursuant to its 2021 Incentive Stock Plan.

The PSU awards are based on the following performance factors:
•total stockholder return of the Company relative to an index of peer companies specified in the awards; and
•the results of cumulative free cash flow and revenue metrics of the Company.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Stock-based compensation expense recognized in:
Cost of sales	$4	$4
Selling, general and administrative	18	15
Research and development	4	3
Total	$26	$22

Income tax benefits	$5	$5

The fair value of options granted was determined using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected dividend yield	6.00%	4.82%
Risk-free interest rate	4.12	3.56
Expected volatility	41.02	42.30
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A summary of the equity award transactions for the three months ended March 31, 2024 is as follows:

	Stock Options			RSU’s		PSU’s
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	5,758	$32.20	$8.51	7,511	$25.05	1,122	$30.16
Granted	1,503	18.80	4.59	4,676	18.80	734	21.91
Vested/Exercised	—	—	—	(2,417)	28.37	—	—
Forfeited/Cancelled	(204)	29.34	8.27	(153)	23.84	(74)	27.08
Outstanding as of March 31, 2024	7,057	$29.43	$7.68	9,617	$19.50	1,782	$26.89

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of March 31, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	6,829	$29.47	$—	7.23	3,841	$32.86	$—	5.82
RSU’s	8,737		181	2.35
PSU’s	1,302		28	2.09

The amount of unrecognized compensation costs as of March 31, 2024 was $227 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.31 years.

7. Restructuring

In the first quarter of 2024, Organon implemented additional restructuring activities related to the ongoing optimization of its internal operations by reducing headcount, primarily in the Research and Development function. In the fourth quarter of 2023, Organon implemented restructuring activities related to the ongoing optimization of its internal operations by reducing headcount in certain markets and functions. As a result of these combined activities, the Company’s headcount will be reduced by approximately 5% by the end of 2024. Organon expects the remaining severance payments associated with the restructuring activities to be paid over the next twelve months.

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	March 31, 2024	December 31, 2023
Beginning balance	$61	$20
Severance & severance related costs	23	62
Cash payments and other	(27)	(21)
Ending Balance	$57	$61

8. Taxes on Income

The effective income tax rates were 14.7% and 24.6% for the three months ended March 31, 2024 and 2023. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. The 2024 year-to-date effective tax rate favorable impact is primarily attributable to the favorable closure of two non-U.S. tax audits.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. The Company has evaluated the effect of this for the first quarter of 2024 and does not expect a material impact.

9. Inventories

Inventories consisted of:

($ in millions)	March 31, 2024	December 31, 2023
Finished goods	$435	$566
Raw materials	189	110
Work in process	673	684
Supplies	70	65
Total (approximates current cost)	$1,367	$1,425
Decrease to last in, first out (“LIFO”) costs	(3)	—
	$1,364	$1,425
Recognized as:
Inventories	$1,263	$1,315
Other assets	101	110

Inventories valued under the LIFO method	135	105

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

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

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses. The forward contracts are not designated as hedges and are marked to market through Exchange losses. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.2 billion and $1.4 billion as of March 31, 2024 and December 31, 2023, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities were as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2024	December 31, 2023
Forward contracts in Other current assets	2	$7	$9
Forward contracts in Accrued and other current liabilities	2	8	16

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. See Note 11 “Long-Term Debt” for additional details. €1.979 billion in the aggregate of both the euro-denominated term loan (€729 million) and the 2.875% euro-denominated secured notes (€1.25 billion) has been designated and is effective as an economic hedge of the net investment in euro-denominated subsidiaries.

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments included in foreign currency translation adjustments resulting from hedge designation were as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Foreign currency gain (loss) in Other comprehensive income	$49	$(42)

The Condensed Consolidated Statements of Income include the impact of net losses of Organon’s derivative financial instruments:

	Three Months Ended March 31,
($ in millions)	2024	2023
Derivative (gain) loss in Exchange losses	$(1)	$—

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $51 million and $66 million of accounts receivable as of March 31, 2024 and December 31, 2023, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Long-Term Debt

The following is a summary of Organon’s total debt:

($ in millions)	March 31, 2024	December 31, 2023
Term Loan B Facility:
SOFR plus 300 bps plus SOFR adjustment term loan due 2028	$2,543	$2,543
EURIBOR plus 300 bps euro-denominated term loan due 2028 (€729 million in 2024 and €731 million in 2023)	789	809
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,353	1,384
5.125% notes due 2031	2,000	2,000
Other borrowings	8	8
Other (discounts and debt issuance costs)	(79)	(84)
Total principal long-term debt	$8,714	$8,760
Less: Current portion of long-term debt	9	9
Total Long-term debt, net of current portion	$8,705	$8,751

The nature and terms of Organon’s long-term debt are described in detail in Note 16. “Long-Term Debt and Leases” in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	March 31, 2024	December 31, 2023
Long-term debt	$8,316	$8,253

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments related to its debt instruments of $69 million for the three months ended March 31, 2024. The average maturity of the Company’s long-term debt as of March 31, 2024 is approximately 4.7 years and the weighted-average interest rate on total borrowings as of March 31, 2024 is 5.7%.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2024	$7
2025	9
2026	9
2027	9
2028	6,755
Thereafter	2,004

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of March 31, 2024, the Company is in compliance with all financial covenants and no default or event of default has occurred.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive income, pretax	—	30	30
Tax	—	—	—
Other comprehensive income, net of taxes	—	30	30
Balance at March 31, 2023, net of taxes	$10	$(544)	$(534)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive income (loss), pretax	1	(37)	(36)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(37)	(36)
Balance at March 31, 2024, net of taxes	$(14)	$(563)	$(577)

13. Samsung Collaboration

The Company has an agreement with Samsung Bioepis Co., Ltd. (“Samsung Bioepis”) to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company's product portfolio. Under the agreement, Samsung Bioepis is responsible for preclinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates, and the Company has an exclusive license for worldwide commercialization with certain geographic exceptions specified on a product-by-product basis. The Company's access rights to each product under the agreement last for 10 years from each product's launch date on a market-by-market basis. Gross profits are shared equally in all markets with the exception of certain markets in Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to the Company. Since the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Generally, profit sharing adjustments are recorded either to Cost of sales (after commercialization) or Selling, general and administrative expenses (prior to commercialization).

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of March 31, 2024, potential future regulatory milestone payments of $25 million remain under the agreement.

Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Sales	$170	$116
Cost of sales	110	84
Selling, general and administrative	22	18

($ in millions)	March 31, 2024	December 31, 2023
Receivables from Samsung included in Other current assets	$9	$—
Payables to Samsung included in Trade accounts payable	87	104

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation, including, but not limited to a tax matters agreement, an employee matters agreement, Interim Operating Model Agreements (the “IOM Agreements”), manufacturing and supply agreements, intellectual property license agreements, certain regulatory agreements and a transition services agreement (the “TSA”). As of March 31, 2024, only one jurisdiction remains under an IOM Agreement.

Under the manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate, and Merck manufactures certain products for the Company, or its applicable affiliate. For details on the rights and responsibilities of the parties under the agreements, refer to Note 19 “Third-Party Arrangements and Related Party Disclosures” to the audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The amounts due under such agreements were:

($ in millions)	March 31, 2024	December 31, 2023
Due from Merck in Accounts receivable	$176	$583
Due to Merck in Accounts payable	428	619

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended March 31,
($ in millions)	2024	2023
Sales	$29	$30
Cost of sales	27	28

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

Organon’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. Organon has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for most product liabilities.

Reference is made below to certain litigation in which Merck, but not Organon, is named as a defendant. Pursuant to the Separation and Distribution Agreement, Organon is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of March 31, 2024, approximately 3,125 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

All federal cases involving allegations of Femur Fractures have been or will be transferred to a multidistrict litigation in the District of New Jersey (“Femur Fracture MDL”). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law.

In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (“Third Circuit”). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. On March 23, 2022, the District Court granted Merck’s motion and ruled that plaintiffs’ failure to warn claims are preempted as a matter of law to the extent they assert that Merck should have added a Warning or Precaution regarding atypical femur fractures prior to October 2010. On July 11, 2022, the District Court entered an Order to Show Cause as to why the Court should not dismiss either with prejudice or conditionally all of plaintiffs’ claims that are not dependent on the preempted failure to warn claims. On November 18, 2022, as a result of the Order to Show Cause, the District Court entered a Final Judgment resulting in the dismissal with prejudice of all plaintiffs in the MDL. On December 16, 2022, those plaintiffs filed their Notice of Appeal to the Third Circuit challenging the District Court’s preemption ruling. 974 of the 975 cases previously pending in the Femur Fracture MDL have either been dismissed or are on appeal to the Third Circuit. Plaintiff’s motion to remand one case back to its transferor court is pending. The appeal to the Third Circuit has been fully briefed and oral arguments occurred on March 5, 2024.

As of March 31, 2024, approximately 1,870 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck continues to select additional cases to be reviewed.

As of March 31, 2024, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been consolidated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. As of March 31, 2024, Merck had 20 cases pending outside the United States, of which 12 relate to Implanon and eight relate to Nexplanon.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Governmental Proceedings

From time to time, Organon’s subsidiaries may receive inquiries and may be the subject of preliminary investigation activities from competition and/or other governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred from Merck to Organon in connection with the spinoff, including competition investigations resulting from enforcement activity concerning Merck’s conduct involving Organon’s products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications with the FDA seeking to market generic forms of Organon’s products prior to the expiration of relevant patents owned by Organon. To protect its patent rights, Organon may file patent infringement lawsuits against such generic companies. Similar lawsuits defending Organon’s patent rights may exist in other countries. Organon intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.

Nexplanon

In June 2017, Microspherix LLC (“Microspherix”) sued Organon in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix’s patents that claim radio-opaque, implantable drug delivery devices. Microspherix claimed damages from September 2014 until the patents expired in May 2021. Organon brought Inter Partes Review proceedings in the United States Patent and Trademark Office (“USPTO”) and successfully stayed the district court action. The USPTO invalidated some, but not all, of the claims asserted against Organon. Organon appealed the decisions that found claims valid, and the Court of Appeals for the Federal Circuit affirmed the USPTO’s decisions. A claim construction hearing was held on March 2, 2022, and a claim construction order issued on February 27, 2023. This case was scheduled for trial before a jury in Camden, New Jersey starting on October 16, 2023. On October 13, 2023, the parties informed the district court that an agreement in principle of the key terms of a settlement was reached. In December 2023, the parties executed the settlement agreement and the district court dismissed the case. In December 2023, Organon made its first payment of $35 million and has reserved $45 million to cover the remainder of the settlement.

Other Litigation

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of March 31, 2024, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of March 31, 2024 and December 31, 2023 was $19 million and $20 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “forecast,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; an inability to fully execute on our product development and commercialization plans in the United States, Europe, and elsewhere internationally; an inability to adapt to the industry-wide trend toward highly discounted channels; changes in tax laws or other tax guidance which could adversely affect our cash tax liability, effective tax rates, and results of operations and lead to greater audit scrutiny; expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; global tensions, which may result in disruptions in the broader global economic environment; uncertainty regarding the U.S. federal budget and debt ceiling, and the impact of a potential U.S. federal government shutdown; governmental initiatives that adversely impact our marketing activities, particularly in China; volatility in our stock price; political and social pressures, or regulatory developments, that adversely impact demand for, availability of, or patient access to contraception or fertility products; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to obtain an additional period of market exclusivity in the United States for Nexplanon subsequent to the expiration of certain current patents in 2027; difficulties implementing or executing on our acquisition strategy or failure to recognize the benefits of such acquisitions; the impact of higher selling and promotional costs; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results discussed herein are not necessarily indicative of the results of any future period.

We are a global health care company with a focus on improving the health of women throughout their lives. We develop and deliver innovative health solutions through a portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands. We have a portfolio of more than 60 medicines and products across a range of therapeutic areas. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We operate six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, our group of companies.

Recent Developments

Business Development

Eli Lilly (“Lilly”)

In December 2023, we announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality and Rayvow in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, we paid an upfront payment of $50 million, upon closing of the transaction in January 2024, and will recognize sales-based milestones when the achievement is probable. In the first quarter of 2024, we recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years. As of March 31, 2024, we accrued $20 million in Accrued and Other current liabilities and $150 million in Other noncurrent liabilities related to the probable sales-based milestones.

Operating Results

Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
United States	$371	$326	14%	14%
International	1,251	1,212	3	6
Total	$1,622	$1,538	5%	7%

Worldwide sales were $1.6 billion for the three months ended March 31, 2024, an increase of 5% compared to 2023. Worldwide sales during the three months ended March 31, 2024 were negatively impacted by approximately 2%, or $30 million, due to unfavorable foreign exchange rates.

Excluding foreign exchange, sales increases for the three months ended March 31, 2024 primarily reflect the performance of:
•Nexplanon, primarily due to the result of lower sales in the first quarter of 2023 due to distributor purchasing patterns associated with the timing of the increase in the list price of Nexplanon in the United States, coupled with favorable price and discount rates in the United States and the favorable timing of tenders to markets outside of the United States;
•Hadlima, due to the launch in the United States in July 2023 and a modest increase in international markets;
•Ontruzant, driven by increased demand due to a government tender in Brazil; and
•DiprospanTM1 (betamethasone), due to recovery from the manufacturing issues resulting from the regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands in the first quarter of 2023 (the “Market Action”).

This performance was offset by decreases for the three months ended March 31, 2024 in:
•Singulair® (montelukast sodium), due to decreased demand and price decreases in Japan and the timing of tenders;
•Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide), driven by the negative impact of volume-based procurement (“VBP”) in China; and
•NuvaRing, due to ongoing generic competition and the negative impact of unfavorable discount rates in the United States.

The loss of exclusivity negatively impacted sales of certain of our products by approximately $5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, based on the decrease in volume period over period, mainly impacting AtozetTM 1 (ezetimibe and atorvastatin) and RosuzetTM 1 (ezetimibe and rosuvastatin) in Japan. VBP in China had a $7 million negative impact on our sales during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. We expect VBP to continue to impact our established brands product portfolio for the next several quarters.

Our operations include a portfolio of products. Highlights of the sales of our products for the three months ended March 31, 2024 and 2023 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Nexplanon/Implanon NXT	$220	$165	33%	34%
NuvaRing (1)	38	49	(22)	(19)
Marvelon/Mercilon	33	37	(12)	(10)
Follistim AQ	46	55	(17)	(15)
Ganirelix Acetate Injection	29	30	(2)	—
Jada	13	7	84	84
(1) Sales of the authorized generic version of NuvaRing were previously included in Other Women’s Health.

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 33% for the three months ended March 31, 2024, compared to 2023, primarily due to the result of lower sales in the first quarter of 2023 due to distributor purchasing patterns associated with the timing of the increase in the list price of Nexplanon in the United States, coupled with favorable price and discount rates in the United States and the favorable timing of tenders to markets outside of the United States.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 22% for the three months ended March 31, 2024, compared to 2023, due to ongoing generic competition and the negative impact of unfavorable discount rates in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of MarvelonTM 1 (desogestrel and ethinyl estradiol pill) and MercilonTM 1 (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States but available in certain countries outside the United States, declined 12% for the three months ended March 31, 2024, compared to 2023, as a result of distributors’ buying patterns in Southeast Asia and China.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, declined 17% for the three months ended March 31, 2024, compared to 2023, due to a one-time buy-in as a result of the exit of the Interim Operating Model Agreement (“IOM Agreement”) in the United States with Merck & Co. (“Merck”), during the fourth quarter and the negative impact of unfavorable discount rates in the United States.

Worldwide sales of ganirelix acetate injection, a fertility treatment, declined 2% for the three months ended March 31, 2024, compared to 2023, primarily due to unfavorable discount rates, partially offset by increased volume in the United States.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 84% for the three months ended March 31, 2024, compared to 2023. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022.

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Renflexis	$69	$62	12%	12%
Ontruzant	39	21	86	86
Brenzys	24	19	25	26
Hadlima	30	5	*	*
* Calculation not meaningful.

Renflexis is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales increased 12% for the three months ended March 31, 2024, compared to 2023, driven primarily by continued demand growth in Canada and demand growth in the United States, partially offset by an increase in discount rates. We have commercialization rights to Renflexis in countries outside of Europe, Korea, China, Turkey, and Russia.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three months ended March 31, 2024, compared to 2023, increased 86% driven by increased demand due to a government tender in Brazil partially offset by the negative impact of unfavorable discount rates in the United States. We have commercialization rights to Ontruzant in all countries except in Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales in the three months ended March 31, 2024, compared to 2023, increased 25% driven by the timing of government orders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China, and Japan.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. We have commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey, and Russia. We recorded sales of $30 million during the three months ended March 31, 2024, reflecting an increase due to the launch in the United States in July 2023 and a modest increase in international markets. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Zetia/Vytorin (1)	$112	$118	(5)%	(3)%
Atozet	132	128	3	2
Cozaar/Hyzaar	67	85	(21)	(17)
(1) Sales of the authorized generic version of Zetia were previously included in Other Cardiovascular.

Combined global sales of Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; and Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside the United States, medicines for lowering LDL cholesterol, declined 5% for the three months ended March 31, 2024, compared to 2023, primarily driven by the decrease in demand in Japan and a decrease in price in several Asia Pacific markets.

Sales of Atozet, a medicine for lowering LDL cholesterol, increased 3% for the three months ended March 31, 2024, compared to 2023, primarily due to increased demand in Europe partially offset by LOE in Japan. We anticipate LOE in certain markets in Europe to commence in the third quarter of 2024.

Combined global sales of Cozaar and Hyzaar, medicines for the treatment of hypertension, declined 21% for the three months ended March 31, 2024, compared to 2023, driven by the negative impact of VBP in China.

Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Singulair	$98	$120	(18)%	(15)%
Nasonex (1)	77	71	8	14
Dulera	56	46	20	20
(1) Sales of the authorized generic version of Nasonex were previously included in Other Respiratory.

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 18% for the three months ended March 31, 2024, compared to 2023, due to decreased demand and price decreases in Japan and the timing of tenders.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 8% for the three months ended March 31, 2024, due to increased demand across our international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), a combination medicine for the treatment of asthma, increased 20% for the three months ended March 31, 2024, compared to 2023, primarily due to the favorable impact of increased demand in the United States and Canada.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Arcoxia	$75	$71	7%	10%
Diprospan	29	14	103	103

Sales of Arcoxia™ ¹(etoricoxib), a medicine for the treatment of arthritis and pain, increased 7% for the three months ended March 31, 2024, compared to 2023, primarily due to an increase in demand and favorable pricing in the Asia Pacific region.

Sales of Diprospan, a corticosteroid approved for treatment of a wide range of inflammatory conditions, increased 103% for the three months ended March 31, 2024, compared to 2023, due to recovery from the manufacturing issues resulting from the Market Action. In the first quarter of 2023, we resolved the regulatory inspection findings. We expect sales recovery to continue over the course of 2024.

Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023
Proscar	$26	$27	(4)%	(1)%

Worldwide sales of Proscar® (finasteride), a medicine for the treatment of symptomatic benign prostate enlargement, for the three months ended March 31, 2024 compared to 2023, were substantially consistent.

Costs, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2024	2023
Cost of sales	$665	$580	15%
Selling, general and administrative	431	435	(1)
Research and development	112	129	(13)
Acquired in-process research and development and milestones	15	8	88
Restructuring costs	23	4	*
Interest expense	131	132	(1)
Exchange losses	6	9	*
Other expense, net	3	6	(50)
	$1,386	$1,303	6%
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 15% for the three months ended March 31, 2024, compared to 2023, primarily due to an increase in sales, unfavorable product mix, foreign exchange translation and higher inflation impacts to material and distribution costs.

Selling, general and administrative

Selling, general and administrative expenses decreased 1% for the three months ended March 31, 2024, compared to 2023, due to lower promotional costs and lower costs associated with the implementation of our ERP system.

Research and Development

Research and development expenses decreased 13% for the three months ended March 31, 2024, compared to 2023, primarily due to a decrease in clinical study activity and lower personnel costs due to a reduction in headcount.

Acquired In-Process Research and Development and Milestones

For the three months ended March 31, 2024, acquired in-process research and development and milestones of $15 million due to the research and development milestones related to Henlius which were determined to be probable of being achieved. For the three months ended March 31, 2023 acquired in-process research and development and milestones of $8 million represents the upfront and development milestones related to the Claria transaction.

Restructuring Costs

For the three months ended March 31, 2024, we incurred $23 million of headcount-related restructuring expense related to the ongoing optimization of our internal operations, primarily the research and development function.

Interest Expense

Interest expense remained consistent for the three months ended March 31, 2024, compared to 2023.

Exchange Losses

For the three months ended March 31, 2024, the change in exchange losses was driven by less volatility in foreign exchange rates compared to the prior year.

Other Expense, net

For the three months ended March 31, 2024, other expense, net, remained relatively consistent with the prior year.

Taxes on Income

The effective income tax rates were 14.7% and 24.6% for the three months ended March 31, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. The 2024 year-to-date effective tax rate favorable impact is primarily attributable to the favorable closure of two non-U.S. tax audits.

Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. We have evaluated the effect of this for the first quarter of 2024 and do not expect a material impact.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $575 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our Revolving Credit Facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, payment of dividends and strategic business development transactions. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

Working capital was $1.7 billion and $1.6 billion as of March 31, 2024 and December 31, 2023, respectively. The increase in working capital was primarily driven by a decline in payables.

Net cash provided by operating activities was $76 million for the three months ended March 31, 2024 compared to $114 million for the same period in the prior year. The decrease in cash provided by operating activities was primarily attributable to the changes in working capital balances, offset by an increase in net income.

Net cash used in investing activities was $96 million for the three months ended March 31, 2024 compared to $54 million for the same period in the prior year, primarily due to the $50 million upfront payment related to the agreement with Lilly in the first quarter of 2024.

Net cash used in financing activities was $74 million for the three months ended March 31, 2024 compared to $326 million for the same period in the prior year. The decrease in cash used in financing activities was driven by the $250 million voluntary prepayment on the U.S. Dollar-denominated term loan in 2023.

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

Our contractual obligations as of March 31, 2024, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. In addition, we are responsible for settlement of certain tax matters that we expect to pay during 2024. During the 2024 fiscal year, we anticipate paying higher cash taxes than the 2023 fiscal year. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details. As of March 31, 2024, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the first quarter of 2024, we paid cash dividends of $0.28 per share. On May 2, 2024, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of our common stock. The dividend is payable on June 13, 2024, to stockholders of record at the close of business on May 13, 2024.

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2024. There have been no changes to our accounting policies as of March 31, 2024. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. We established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. See Note 10 “Financial Instruments” to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on our risk management.

Interest Rate Risk

Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.

There have been no changes to our market risk during the quarter ended March 31, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending March 31, 2024. Based upon that evaluation, our CEO and our CFO concluded that, as of March 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

In 2023, we began an implementation of an enterprise resource planning (“ERP”) system, which will replace the existing core financial system. The ERP system is designed to accurately maintain our financial records used to report operating results. The implementation of the consolidated financial reporting module was completed during the 2023 fiscal year. The implementation of the general ledger modules is in progress and occurring in phases and is expected to be completed during the second quarter of our 2024 fiscal year. The changes in process under the new ERP continue to be subject to our evaluation of the operating effectiveness of internal control over financial reporting.

Except for the implementation of an ERP system, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

+10.1	—
Organon & Co. Executive Severance Program, as amended and restated on February 8, 2024 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-40235) filed on February 26, 2024).

+10.2	—	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K (File No. 001-40235) filed on February 26, 2024).
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith
	**	Furnished herewith

1 Indicates, in this Form 10-Q for Quarter Ending March 31, 2024, brand names of products, which are not available in the United States.

2 Indicates, in this Form 10-Q for Quarter Ending March 31, 2024, brand names of products, which are trademarks not owned by the Company or its subsidiaries. Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; and Herceptin is a trademark registered in the United States in the name of Genentech, Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon and/or one of its subsidiaries.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: May 3, 2024	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: May 3, 2024	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer