Form 10-Q
period 2024-06-30
Organon & Co.
filed 2024-08-07
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on July 30, 2024: 257,473,477

The following notations in this Quarterly Report on Form 10-Q have the meanings as set forth below:

“1” Indicates, in this Form 10-Q for Quarter Ending June 30, 2024, brand names of products, that are not available in the United States.

“2” Indicates, in this Form 10-Q for Quarter Ending June 30, 2024, brand names of products, which are trademarks not owned by the Company or its subsidiaries. Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin is a trademark registered in the United States in the name of Genentech, Inc.; Xgeva and Prolia are trademarks registered in the United States in the name of Amgen Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon and/or one of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,607	$1,608	$3,229	$3,146
Cost of sales	668	640	1,333	1,220
Gross profit	939	968	1,896	1,926

Selling, general and administrative	437	451	868	886
Research and development	116	128	228	257
Acquired in-process research and development and milestones	15	—	30	8
Restructuring costs	—	—	23	4
Interest expense	131	132	262	264
Exchange (gains) losses	(1)	2	5	11
Other expense, net	6	1	9	7
Income before income taxes	235	254	471	489
Taxes on income	40	12	75	70
Net income	$195	$242	$396	$419

Earnings per share:
Basic	$0.76	$0.95	$1.54	$1.64
Diluted	$0.75	$0.95	$1.53	$1.64

Weighted average shares outstanding:
Basic	257,288	255,341	256,492	254,869
Diluted	258,598	255,953	258,480	256,064

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$195	$242	$396	$419
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net (loss) gain and prior service credit, net of amortization	—	(1)	1	(1)
Cumulative translation adjustment	(35)	2	(72)	32
	(35)	1	(71)	31
Comprehensive income	$160	$243	$325	$450

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	June 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$704	$693
Accounts receivable (net of allowance for doubtful accounts of $10 in 2024 and $9 in 2023)	1,617	1,744
Inventories (excludes inventories of $113 in 2024 and $110 in 2023 classified in Other assets)	1,287	1,315
Other current assets	901	756
Total Current Assets	4,509	4,508
Property, plant and equipment, net	1,162	1,183
Goodwill	4,603	4,603
Intangibles, net	684	533
Other assets	1,196	1,231
Total Assets	$12,154	$12,058

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$9	$9
Trade accounts payable	1,243	1,314
Accrued and other current liabilities	1,302	1,389
Income taxes payable	201	206
Total Current Liabilities	2,755	2,918
Long-term debt	8,647	8,751
Deferred income taxes	60	47
Other noncurrent liabilities	548	412
Total Liabilities	12,010	12,128
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity (Deficit):
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 257,473 in 2024 and 255,626 in 2023	3	3
Additional paid-in capital	63	25
Retained earnings	690	443
Accumulated other comprehensive loss	(612)	(541)
Total Stockholders’ Equity (Deficit)	144	(70)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,154	$12,058
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings and (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at April 1, 2023	254,432	$3	$—	$(206)	$(534)	$(737)
Net income	—	—	—	242	—	242
Other comprehensive income, net of taxes	—	—	—	—	1	1
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	(74)
Stock-based compensation plans and other	1,136	—	—	13	—	13
Balance at June 30, 2023	255,568	$3	$—	$(25)	$(533)	$(555)

Balance at April 1, 2024	255,847	$3	$49	$573	$(577)	$48
Net income	—	—	—	195	—	195
Other comprehensive loss, net of taxes	—	—	—	—	(35)	(35)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(78)	—	(78)
Stock-based compensation plans and other	1,626	—	14	—	—	14
Balance at June 30, 2024	257,473	$3	$63	$690	$(612)	$144

Balance at January 1, 2023	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	419	—	419
Other comprehensive income, net of taxes	—	—	—	—	31	31
Cash dividends declared on common stock ($0.56 per share)	—	—	—	(147)	—	(147)
Stock-based compensation plans and other	1,198	—	—	34	—	34
Balance at June 30, 2023	255,568	$3	$—	$(25)	$(533)	$(555)

Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	396	—	396
Other comprehensive loss, net of taxes	—	—	—	—	(71)	(71)
Cash dividends declared on common stock ($0.56 per share)	—	—	—	(149)	—	(149)
Stock-based compensation plans and other	1,847	—	38		—	38
Balance at June 30, 2024	257,473	$3	$63	$690	$(612)	$144
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$396	$419
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	64	56
Amortization	67	59
Acquired in-process research and development and milestones	30	8
Deferred income taxes	26	(4)
Stock-based compensation	54	47
Unrealized foreign exchange (gain) loss	(20)	14
Other	14	12
Net changes in assets and liabilities
Accounts receivable	88	(191)
Inventories	(39)	(124)
Other current assets	(156)	(7)
Trade accounts payable	(56)	(26)
Accrued and other current liabilities	(92)	(131)
Income taxes payable	2	(23)
Other	30	32
Net Cash Flows Provided by Operating Activities	408	141
Cash Flows from Investing Activities
Capital expenditures	(78)	(117)
Proceeds from sale of property, plant and equipment	1	1
Acquired in-process research and development and milestones	(15)	(8)
Purchase of product rights and asset acquisition, net of cash acquired	(50)	—
Net Cash Flows Used in Investing Activities	(142)	(124)
Cash Flows from Financing Activities
Proceeds from debt	1,036	80
Repayments of debt	(1,043)	(334)
Payment of long-term debt issuance costs	(36)	—
Employee withholding taxes related to stock-based awards	(16)	(13)
Dividend payments	(149)	(147)
Net Cash Flows Used in Financing Activities	(208)	(414)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(47)	17
Net Increase (Decrease) in Cash and Cash Equivalents	11	(380)
Cash and Cash Equivalents, Beginning of Period	693	706
Cash and Cash Equivalents, End of Period	$704	$326
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is an independent global healthcare company with a focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands (the “Organon Products”). Organon has a portfolio of more than 60 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

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

•Biosimilars: Organon’s current portfolio spans across immunology and oncology treatments. Organon’s oncology biosimilars, Ontruzant® (trastuzumab-dttb) and AybintioTM 1 (bevacizumab), have been launched in more than 20 countries, Organon’s immunology biosimilars, BrenzysTM 1 (etanercept), Renflexis® (infliximab-abda) and Hadlima® (adalimumab-bwwd), have been launched in five countries. All five biosimilars in Organon’s portfolio have launched in Canada, and three biosimilars, Ontruzant, Renflexis and Hadlima have launched in the United States.

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to its income tax disclosures.

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

3. Acquisitions and Licensing Arrangements

Eli Lilly (“Lilly”)

In December 2023, Organon announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality® (galcanezumab) and Rayvow™ (lasmiditan) in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, Organon paid an upfront payment of $50 million, upon closing of the transaction in January 2024, and will recognize sales-based milestones when the achievement is probable. In the first quarter of 2024, the Company recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years. As of June 30, 2024, Organon had accrued $20 million in Accrued and Other current liabilities and $150 million in Other noncurrent liabilities related to the probable sales-based milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

As of the three and six months ended June 30, 2024 research and development milestones related to the Henlius agreement were determined to be probable of being achieved and the Company expensed $5 million and $20 million, respectively in Acquired in-process research and development and milestones expense. On May 24, 2024 the European Medicines Agency validated the marketing authorization applications for HLX14, an investigational biosimilar of Prolia2 and Xgeva2 (denosumab).

Cirqle Biomedical (“Cirqle”)

In the second quarter of 2024, research and development milestones related to the Cirqle agreement were determined to be probable of being achieved and the Company expensed $10 million in Acquired in-process research and development and milestones expense.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$195	$242	$396	$419

Basic weighted average number of shares outstanding	257,288	255,341	256,492	254,869
Stock awards and equity units (share equivalent)	1,310	612	1,988	1,195
Diluted weighted average common shares outstanding	258,598	255,953	258,480	256,064

EPS:
Basic	$0.76	$0.95	$1.54	$1.64
Diluted	$0.75	$0.95	$1.53	$1.64

Anti-dilutive shares excluded from the calculation of EPS	10,106	10,458	10,010	9,874

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

Revenues of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$171	$70	$242	$159	$56	$214	$324	$137	$462	$272	$107	$380
Follistim AQ	22	40	62	26	44	70	33	75	108	52	73	125
NuvaRing (1)	10	19	29	23	23	46	26	41	67	48	47	94
Ganirelix Acetate Injection	5	22	27	4	29	34	11	45	56	11	53	63
Marvelon/Mercilon	—	41	41	—	29	29	—	73	73	—	67	67
Jada	14	—	14	11	—	11	27	—	27	18	—	18
Other Women’s Health (1) (2)	13	23	34	10	25	35	27	52	79	20	52	73
Biosimilars
Renflexis	56	13	69	60	11	70	111	27	138	114	18	132
Ontruzant	10	38	48	12	21	33	18	69	87	25	29	54
Brenzys	—	12	12	—	13	13	—	36	36	—	32	32
Aybintio	—	7	7	—	12	12	—	15	15	—	22	22
Hadlima	20	8	28	—	7	7	42	16	58	—	12	12
Established Brands
Cardiovascular
Zetia (1)	2	73	75	2	94	95	4	155	159	4	180	184
Vytorin	2	26	28	1	37	38	3	52	56	3	65	67
Atozet	—	140	140	—	143	143	—	271	271	—	271	271
Rosuzet	—	9	9	—	17	17	—	25	25	—	35	35
Cozaar/Hyzaar	2	58	60	2	69	71	5	122	127	4	152	156
Other Cardiovascular (1) (2)	1	31	32	1	36	36	1	71	71	1	70	71
Respiratory
Singulair	2	90	93	3	77	80	5	186	190	5	194	199
Nasonex (1)	—	60	60	—	66	66	—	137	137	—	137	137
Dulera	39	8	47	38	10	48	82	21	103	76	18	95
Clarinex	1	35	35	1	38	39	2	71	73	2	77	79
Other Respiratory (1) (2)	8	4	13	13	4	17	15	6	22	25	8	33
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	68	68	—	72	72	—	143	143	—	143	143
Fosamax	1	34	35	1	44	44	3	72	74	1	81	82
Diprospan	—	37	37	—	12	12	—	66	66	—	27	27
Other Non-Opioid Pain, Bone and Dermatology (1)	5	73	78	2	67	71	9	141	151	7	127	133
Other
Emgality/Rayvow	—	30	30	—	—	—	—	40	40	—	—	—
Proscar	—	23	23	—	24	25	1	49	50	1	51	52
Propecia	2	27	28	2	35	36	3	47	51	4	66	69
Other (1)	2	69	72	2	81	84	7	149	155	4	156	162
Other (3)	—	31	31	(2)	41	40	(1)	61	59	—	79	79
Revenues	$388	$1,219	$1,607	$371	$1,237	$1,608	$758	$2,471	$3,229	$697	$2,449	$3,146
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
(3) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Europe and Canada	$457	$467	$907	$867
United States	388	371	758	697
Asia Pacific and Japan	260	261	546	585
China	216	234	421	459
Latin America, Middle East, Russia, and Africa	251	234	525	448
Other (1)	35	41	72	90
Revenues	$1,607	$1,608	$3,229	$3,146
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

PSUs include awards issued where the service inception date precedes the grant date. The grant date for the performance conditions is the date grantees have a mutual understanding of the key terms and conditions of the award, which will occur when the performance condition is objectively determinable and measurable. Recognition of stock-based compensation occurs at the service inception date. Measurement of stock-based compensation attributed to the PSUs will be based on the fair value of the underlying common stock once the grant date is determined.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Stock-based compensation expense recognized in:
Cost of sales	$5	$4	$9	$8
Selling, general and administrative	18	17	36	32
Research and development	5	4	9	7
Total	$28	$25	$54	$47

Income tax benefits	$6	$5	$11	$10

The fair value of options granted was determined using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected dividend yield	6.00%	4.82%
Risk-free interest rate	4.12	3.56
Expected volatility	41.02	42.30
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A summary of the equity award transactions for the six months ended June 30, 2024 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	5,758	$32.20	$8.51	7,511	$25.05	1,122	$30.16
Granted/Issued	1,503	18.80	4.59	4,683	18.80	184	31.25
Vested/Exercised	—	—	—	(2,898)	29.52	—	—
Forfeited/Cancelled	(301)	28.81	7.57	(648)	22.23	(75)	27.08
Outstanding as of June 30, 2024	6,960	$29.45	$7.70	8,648	$20.38	1,231	$30.51

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of June 30, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	6,734	$29.45	$3	7.08	4,310	$33.40	$—	5.88
RSUs	7,909		179	2.16
PSUs	912		21	1.66

The amount of unrecognized compensation costs as of June 30, 2024 was $191 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.14 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	June 30, 2024	December 31, 2023
Beginning balance	$61	$20
Severance & severance related costs	23	62
Cash payments and other	(46)	(21)
Ending Balance	$38	$61

8. Taxes on Income

The effective income tax rates were 17.3% and 5.0% for the three months ended June 30, 2024 and 2023, respectively, and 16.0% and 14.4% for the six months ended June 30, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2024 year-to-date effective tax rate which was driven by the favorable closure of the two non-US tax audits and a return to provision adjustment for the Switzerland entity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. The Company has evaluated the effect of this for the first two quarters of 2024 and does not expect that it will have a material effect on a full year basis.

9. Inventories

Inventories consisted of:

($ in millions)	June 30, 2024	December 31, 2023
Finished goods	$646	$566
Raw materials	24	110
Work in process	657	684
Supplies	78	65
Total (approximates current cost)	$1,405	$1,425
Decrease to last in, first out (“LIFO”) costs	(5)	—
	$1,400	$1,425
Recognized as:
Inventories	$1,287	$1,315
Other assets	113	110

Inventories valued under the LIFO method	139	105

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

10. Long-Term Debt

The following is a summary of Organon’s total debt:

($ in millions)	June 30, 2024	December 31, 2023
Term Loan B Facility:
SOFR plus 250 bps term loan due 2031 (1)	$1,543	$2,543
EURIBOR plus 300 bps euro-denominated term loan due 2028 (€728 million in 2024 and €731 million in 2023)	778	809
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,336	1,384
5.125% notes due 2031	2,000	2,000
6.750% secured notes due 2034	500	—
7.875% notes due 2034	500	—
Other borrowings	7	8
Other (discounts and debt issuance costs)	(108)	(84)
Total principal long-term debt	$8,656	$8,760
Less: Current portion of long-term debt	9	9
Total Long-term debt, net of current portion	$8,647	$8,751
(1) Prior to entering into Amendment No. 2 to the Senior Secured Credit Agreement on May 17, 2024, the maturity date was 2028.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The nature and terms of Organon’s long-term debt are described in detail in Note 16. “Long-Term Debt and Leases” in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

During the second quarter of 2024, Organon issued $500 million of 6.750% senior secured notes due 2034 (the “2034 Secured Notes”) and $500 million of 7.875% senior unsecured notes due 2034 (the “2034 Unsecured Notes” and, together with the Secured Notes the “2034 Notes”). Each series of notes are guaranteed by each of the entities that guarantees the Companies’ existing senior secured credit facilities (the “Credit Facilities”). Organon used the net proceeds from the sale of the 2034 Notes to repay a portion of its borrowings under the Credit Facilities’ U.S. dollar-denominated “tranche B” term loan and to pay the fees and expenses incurred in connection with the foregoing.

On May 17, 2024, Organon entered into Amendment No. 2 to the Senior Secured Credit Agreement (“Amendment No. 2”) which, among other things, (i) extended the maturity of the U.S. Dollar Term Loan B Facility to May 17, 2031, (ii) extended the maturity of the revolving credit loans made under the senior secured credit facility (the “Revolving Facility”) to December 2, 2027, (iii) increased the maximum amount of the Revolving Facility by $300 million and decreased the commitment fee payable in respect of the Revolving Facility to 0.375%, (iv) removed the credit spread adjustment applicable to SOFR loans, and (v) reduced the interest rate in respect of the remaining $1.55 billion of loans under the U.S. Dollar Term Loan B Facility from Term SOFR plus 3.0% to Term SOFR plus 2.50%. During the second quarter of 2024, the Company borrowed $36 million on the Revolving Facility and subsequently repaid the amount on June 17, 2024. As of June 30, 2024 there were no outstanding balances under the Revolving Facility.

During the second quarter of 2024, the Company recorded approximately $36 million of deferred debt issuance costs and discounts related to the long-term debt. Debt issuance costs and discounts are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term on the related debt using the effective interest method.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	June 30, 2024	December 31, 2023
Long-term debt	$8,333	$8,253

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments related to its debt instruments of $247 million for the six months ended June 30, 2024. The average maturity of the Company’s long-term debt as of June 30, 2024 is approximately 5.7 years and the weighted-average interest rate on total borrowings as of June 30, 2024 is 5.4%.

On June 26, 2024, the Company made a discretionary prepayment of $7.5 million on the U.S. Dollar-denominated term loan.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2024	$5
2025	9
2026	9
2027	9
2028	4,187
Thereafter	4,545

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of June 30, 2024, the Company is in compliance with all financial covenants and no default or event of default has occurred.

11. Financial Instruments

Foreign Currency Risk Management

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

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange (gains) losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange (gains) losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.5 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €728 of the euro-denominated term loan and €1,250 of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt” for additional details.

Cross-Currency Swaps

In conjunction with the issuance of the 2034 Notes, the Company entered into cross-currency swaps that mature in 2029. The Company elected to designate the fixed-for-fixed swaps as a hedge of the net investment in euro-denominated subsidiaries balance and the change in the fair value attributable to the changes in the spot rate will be recorded in Other Comprehensive Income. Throughout the term of the swaps, the Company will pay a fixed interest rate of 5.8330% based on the Euro notional amount of €922 million and receive a fixed interest rate of 7.3125% based on the U.S. dollar notional amount of $1 billion. The notional amount based on the Euro leg of the cross-currency swaps has been designated and is effective as a hedge of the net investment in euro-denominated subsidiaries. The difference between the interest rate received and paid under the cross-currency swap agreements is recorded in Interest expense in the Condensed Consolidated Statements of Income. The cash flows and the related gains and losses from the cross-currency swaps are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities were as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2024	December 31, 2023
Forward contracts in Other current assets	2	$18	$9
Cross-currency swap in Long term assets	2	4	—
Forward contracts in Accrued and other current liabilities	2	9	16

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Euro-denominated debt instruments	$26	$(16)	$75	$(58)
Cross-currency swaps	4	—	4	—

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Derivative gain in Exchange (gains) losses	$(8)	$(13)	$(9)	$(13)
Derivative gain in Interest expense	(2)	—	(2)	—

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $38 million and $66 million of accounts receivable as of June 30, 2024 and December 31, 2023, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at April 1, 2023, net of taxes	$10	$(544)	$(534)
Other comprehensive (loss) income, pretax	(1)	2	1
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	2	1
Balance at June 30, 2023, net of taxes	$9	$(542)	$(533)

Balance at April 1, 2024, net of taxes	$(14)	$(563)	$(577)
Other comprehensive loss, pretax	—	(35)	(35)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(35)	(35)
Balance at June 30, 2024, net of taxes	$(14)	$(598)	$(612)

Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive (loss) income, pretax	(1)	32	31
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	32	31
Balance at June 30, 2023, net of taxes	$9	$(542)	$(533)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive income (loss), pretax	1	(72)	(71)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(72)	(71)
Balance at June 30, 2024, net of taxes	$(14)	$(598)	$(612)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of June 30, 2024, potential future regulatory milestone payments of $25 million remain under the agreement.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Sales	$165	$135	$335	$251
Cost of sales	107	90	217	174
Selling, general and administrative	20	18	42	36

($ in millions)	June 30, 2024	December 31, 2023
Receivables from Samsung included in Other current assets	$35	$—
Payables to Samsung included in Trade accounts payable	135	104

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of June 30, 2024, only one jurisdiction remains under an Interim Operating Model Agreement.

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

The amounts due under such agreements were:

($ in millions)	June 30, 2024	December 31, 2023
Due from Merck in Accounts receivable	$173	$583
Due to Merck in Accounts payable	603	619

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Sales	$28	$37	$57	$67
Cost of sales	25	35	52	63

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of June 30, 2024, approximately 3,115 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

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

As of June 30, 2024, approximately 1,860 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck continues to select additional cases to be reviewed.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2024, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been consolidated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. As of June 30, 2024, Merck had 21 cases pending outside the United States, of which 11 relate to Implanon and 10 relate to Nexplanon.

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

Nexplanon

In June 2017, Microspherix LLC (“Microspherix”) sued Organon in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix’s patents that claim radio-opaque, implantable drug delivery devices. Microspherix claimed damages from September 2014 until the patents expired in May 2021. In December 2023, the parties executed a settlement agreement and the district court dismissed the case. Organon made its first payment of $35 million in December 2023, its second payment of $25 million in August 2024, and has reserved $20 million to cover the remainder of the settlement.

Other Litigation

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of June 30, 2024, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of June 30, 2024 and December 31, 2023 was $18 million and $20 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “forecast,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; an inability to fully execute on our product development and commercialization plans in the United States, Europe, and elsewhere internationally; an inability to adapt to the industry-wide trend toward highly discounted channels; changes in tax laws or other tax guidance which could adversely affect our cash tax liability, effective tax rates, and results of operations and lead to greater audit scrutiny; expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; global tensions, which may result in disruptions in the broader global economic environment; governmental initiatives that adversely impact our marketing activities, particularly in China; volatility in our stock price; political and social pressures, or regulatory developments, that adversely impact demand for, availability of, or patient access to contraception or fertility products; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to obtain an additional period of market exclusivity in the United States for Nexplanon subsequent to the expiration of certain current patents in 2027; difficulties implementing or executing on our acquisition strategy or failure to recognize the benefits of such acquisitions; the impact of higher selling and promotional costs; the impact of cyberattacks or other events that may affect our information technology systems or those of third parties; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

Recent Developments

Business Development

Eli Lilly (“Lilly”)

In December 2023, we announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality and Rayvow in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, we paid an upfront payment of $50 million, upon closing of the transaction in January 2024, and will recognize sales-based milestones when the achievement is probable. In the first quarter of 2024, we recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years. As of June 30, 2024, we accrued $20 million in Accrued and Other current liabilities and $150 million in Other noncurrent liabilities related to the probable sales-based milestones.

Operating Results

Sales Overview

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
United States	$388	$371	5%	5%	$758	$697	9%	9%
International	1,219	1,237	(1)	1	2,471	2,449	1	3
Total	$1,607	$1,608	—%	2%	$3,229	$3,146	3%	4%

Worldwide sales were $1.6 billion for the three months ended June 30, 2024 and 2023, respectively. Worldwide sales were negatively impacted by approximately 2% or $28 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases for the three months ended June 30, 2024 primarily reflect the performance of:
•Nexplanon, primarily due to favorable price and discount rates in the United States, an increase in demand in our institutional business in Africa, and increased demand in our international markets;
•Diprospan™ 1 (betamethasone), due to recovery from the manufacturing issues resulting from the regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands in the first quarter of 2023 (the “Market Action”);
•Hadlima, due to the launch in the United States in July 2023.

This performance was offset by decreases for the three months ended June 30, 2024 in:
•Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside of the United States, and Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside of the United States primarily driven by the decrease in demand in Japan, the negative impact of competition and the phasing of shipments related to the implementation of our Enterprise Resource Planning (“ERP”) system in several international markets.
•NuvaRing, due to ongoing generic competition and the negative impact of increased government discount rates in the United States.

Worldwide sales were $3.2 billion for the six months ended June 30, 2024, an increase of 3%, compared to 2023. Worldwide sales during the six months ended June 30, 2024 were negatively impacted by approximately 2% or $58 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases for the six months ended June 30, 2024 primarily reflect the performance of:
•Nexplanon, primarily due to favorable price and discount rates in the United States, an increase in demand in our institutional business in Africa, increased demand in our international markets and customer buying patterns associated with our decision to forgo our normal Nexplanon list-price increase in 2023, which positively impacted the first quarter of 2024.
•Hadlima, due to the launch in the United States in July 2023 and a modest increase in international markets;
•Diprospan, due to recovery from the manufacturing issues resulting from the Market Action;
•Ontruzant, driven by increased demand due to a government tender in Brazil partially offset by the negative impact of unfavorable discount rates in the United States and lower demand in Europe.

This performance was offset by decreases for the six months ended June 30, 2024 in:
•Cozaar® and Hyzaar® (losartan and losartan / hydrochlorothiazide), driven by the negative impact of volume-based procurement (“VBP”) in China.
•NuvaRing, due to ongoing generic competition and the negative impact of increased government discount rates in the United States.
•Zetia/Vytorin, primarily driven by the decrease in demand in Japan, the negative impact of competition and the phasing of shipments related to the implementation of our ERP system in several international markets.

The loss of exclusivity (“LOE”) negatively impacted sales of certain of our products by approximately $7 million and $12 million during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, based on the decrease in volume period over period, mainly impacting AtozetTM 1 (ezetimibe and atorvastatin) in Japan. VBP in China had a $6 million and $13 million negative impact on our sales during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively. We expect VBP to continue to impact our established brands product portfolio for the next several quarters.

Our operations include a portfolio of products. Highlights of the sales of our products for the three and six months ended June 30, 2024 and 2023 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Nexplanon/Implanon NXT	$242	$214	13%	13%	$462	$380	22%	22%
NuvaRing (1)	29	46	(36)	(35)	67	94	(29)	(27)
Marvelon/Mercilon	41	29	38	42	73	67	10	13
Follistim AQ	62	70	(11)	(9)	108	125	(13)	(11)
Ganirelix Acetate Injection	27	34	(20)	(17)	56	63	(12)	(9)
Jada	14	11	31	31	27	18	52	52
(1) Sales of the authorized generic version of NuvaRing were previously included in Other Women’s Health.

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 13% and 22% for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily due to favorable price and discount rates in the United States, an increase in demand in our institutional business in Africa, and increased demand in our international markets. In addition, sales for the six months ended June 30, 2024, primarily related to customer buying patterns associated with our decision to forgo our normal Nexplanon list-price increase in 2023, which positively impacted the first quarter of 2024.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 36% and 29% for the three and six months ended June 30, 2024, compared to 2023, respectively, due to ongoing generic competition and the negative impact of increased government discount rates in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of MarvelonTM 1 (desogestrel and ethinyl estradiol pill) and MercilonTM 1 (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States but available in certain countries outside the United States, increased 38% and 10% for the three and six months ended June 30, 2024, compared to 2023, respectively, as a result of increased demand in various international markets.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, declined 11% and 13% for the three and six months ended June 30, 2024, compared to 2023, respectively, due to a one-time buy-in as a result of the exit of the Interim Operating Model Agreement in the United States with Merck & Co.,Inc. (“Merck”), during the fourth quarter of 2023.

Worldwide sales of ganirelix acetate injection, a fertility treatment, declined 20% and 12% for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily due to generic competition.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 31% and 52% for the three and six months ended June 30, 2024, compared to 2023, respectively. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022.

Biosimilars

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Renflexis	$69	$70	(2)%	(2)%	$138	$132	5%	5%
Ontruzant	48	33	46	46	87	54	62	62
Brenzys	12	13	(4)	(4)	36	32	13	14
Hadlima	28	7	273	273	58	12	*	*
* Calculation not meaningful.

Renflexis is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales declined 2% for the three months ended June 30, 2024, compared to 2023, driven primarily by an increase in discount rates in the United States, partially offset by continued demand growth in Canada. Sales increased 5% for the six months ended June 30, 2024, compared to 2023, driven primarily by continued demand growth in Canada and demand growth in the United States, partially offset by an increase in discount rates in the United States. We have commercialization rights to Renflexis in countries outside of Europe, Korea, China, Turkey, and Russia.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three and six months ended June 30, 2024, compared to 2023, increased 46% and 62%, respectively, driven by increased demand due to a government tender in Brazil partially offset by the negative impact of unfavorable discount rates in the United States and lower demand in Europe. We have commercialization rights to Ontruzant in all countries except in Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales in the three months ended June 30, 2024, compared to 2023, remained relatively consistent. Sales in the six months ended June 30, 2024, compared to 2023, increased 13% driven by the timing of government orders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China, and Japan.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. We have commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey, and Russia. We recorded sales of $28 million and $58 million during the three and six months ended June 30, 2024, respectively, reflecting an increase due to the launch in the United States in July 2023. In addition, sales for the six months ended June 30, 2024 were impacted by a modest increase in international markets. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Zetia/Vytorin (1)	$102	$134	(23)%	(21)%	$215	$251	(15)%	(12)%
Atozet	140	143	(2)	(1)	271	271	—	1
Cozaar/Hyzaar	60	71	(16)	(13)	127	156	(19)	(15)
(1) Sales of the authorized generic version of Zetia were previously included in Other Cardiovascular.

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, declined 23% and 15% for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily driven by the decrease in demand in Japan, the negative impact of competition and phasing of shipments related to the implementation of our ERP system in several international markets.

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 2% and remained consistent for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily due to LOE in Japan and the timing of tenders in the Latin America region partially offset by increased demand in Europe. We anticipate LOE in certain markets in Europe to commence late in the third quarter of 2024.

Combined global sales of Cozaar and Hyzaar, medicines for the treatment of hypertension, declined 16% and 19% for the three and six months ended June 30, 2024, compared to 2023, respectively, driven by the negative impact of VBP in China.

Respiratory

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Singulair	$93	$80	16%	22%	$190	$199	(5)%	—%
Nasonex (1)	60	66	(9)	(6)	137	137	—	4
Dulera	47	48	(3)	(3)	103	95	8	8
(1) Sales of the authorized generic version of Nasonex were previously included in Other Respiratory.

Worldwide sales of Singulair® (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, increased 16% for the three months ended June 30, 2024, compared to 2023, due to increased demand in China and phasing of shipments related to the implementation of our ERP system in various international markets, partially offset by mandatory price decreases in Japan. Sales declined 5% for the six months ended June 30, 2024, compared to 2023, due to decreased demand and price decreases in Japan, partially offset by increased demand in China.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 9% for the three months ended June 30, 2024, due to the phasing of shipments related to the implementation of our ERP system in various international markets. Sales remained consistent for the six months ended June 30, 2024, due to increased demand across our international markets offset by the phasing of shipments related to the implementation of our ERP system in various international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™ in certain markets outside of the United States, a combination medicine for the treatment of asthma, remained relatively consistent for the three months ended June 30, 2024, compared to 2023. Sales increased 8% for the six months ended June 30, 2024, compared to 2023, primarily due to the favorable impact of increased demand in the United States and Canada.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Arcoxia	$68	$72	(7)%	(4)%	$143	$143	—%	3%
Diprospan	37	12	196	199	66	27	146	147

Sales of Arcoxia™ ¹ (etoricoxib), a medicine for the treatment of arthritis and pain, declined 7% for the three months ended June 30, 2024, compared to 2023, primarily due to a decrease in demand in various international markets. Sales remained consistent for the six months ended June 30, 2024, compared to 2023, primarily due to favorable pricing in the Asia Pacific region offset by a decrease in demand in various international markets and the impact of foreign exchange.

Sales of Diprospan, a corticosteroid approved for treatment of a wide range of inflammatory conditions, increased 196% and 146% for the three and six months ended June 30, 2024, compared to 2023, respectively, due to recovery from the manufacturing issues resulting from the Market Action. In the first quarter of 2023, we resolved the regulatory inspection findings. We expect sales recovery to continue over the course of 2024.

Other

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Emgality/Rayvow	30	—	*	*	40	—	*	*
Proscar	$23	$25	(6)%	(3)%	$50	$52	(5)%	(2)%
* Calculation not meaningful.

Sales of Emgality and Rayvow were $30 million and $40 million for the three and six months ended June 30, 2024, due to the acquisition of the distribution and promotion rights from Lilly in the first quarter of 2024.

Worldwide sales of Proscar® (finasteride), a medicine for the treatment of symptomatic benign prostate enlargement, for the three and six months ended June 30, 2024, compared to 2023, were substantially consistent.

Gross Profit, Expenses and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2024	2023		2024	2023
Cost of sales	$668	$640	4%	$1,333	$1,220	9%
Gross profit	939	968	(3)	1,896	1,926	(2)

Selling, general and administrative	437	451	(3)	868	886	(2)
Research and development	116	128	(9)	228	257	(11)
Acquired in-process research and development and milestones	15	—	*	30	8	*
Restructuring costs	—	—	*	23	4	*
Interest expense	131	132	(1)	262	264	(1)
Exchange (gains) losses	(1)	2	*	5	11	(55)
Other expense, net	6	1	*	9	7	29
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 4% and 9% for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily due to unfavorable product mix, foreign exchange translation and higher inflation impacts to material and distribution costs.

Gross Profit

Gross profit decreased 3% for the three months ended June 30, 2024, compared to 2023, respectively, primarily due to flat sales coupled with unfavorable product mix, foreign exchange translation and higher inflation impacts to material and distribution costs. Gross profit decreased 2% for the six months ended June 30, 2024, compared to 2023, respectively, primarily due to higher sales offset by unfavorable product mix, foreign exchange translation and higher inflation impacts to material and distribution costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3% and 2% for the three and six months ended June 30, 2024, compared to 2023, respectively, due to lower costs associated with the implementation of our ERP system.

Research and Development

Research and development expenses decreased 9% and 11% for the three and six months ended June 30, 2024, compared to 2023, respectively, primarily due to lower personnel costs due to a reduction in headcount related to our restructuring initiatives. In addition, the six months ended June 30, 2024, were impacted by a decrease in clinical study activity.

Acquired In-Process Research and Development and Milestones

For the three months ended June 30, 2024, acquired in-process research and development and milestones of $15 million represent the research and development milestones of $5 million for Henlius and $10 million for Cirqle, which were determined to be probable of being achieved. For the six months ended June 30, 2024, acquired in-process research and development and milestones of $30 million represent the research and development milestones of $20 million for Henlius and $10 million for Cirqle, which were determined to be probable of being achieved. For the six months ended June 30, 2023 acquired in-process research and development and milestones of $8 million represents the upfront and development milestones related to the Claria transaction.

Restructuring Costs

For the six months ended June 30, 2024, we incurred $23 million of headcount-related restructuring expense related to the ongoing optimization of our internal operations, primarily the research and development function.

Interest Expense

Interest expense remained consistent for the three and six months ended June 30, 2024, compared to 2023. Interest expense for the three and six months ended June 30, 2024 reflects the inclusion of approximately $4 million in debt issuance costs related to the refinancing of our long-term debt offset by lower interest rates on the refinanced debt and our cross-currency swaps. Beginning in May 2024, the difference between the interest rate received of 7.3125% and paid of 5.8330% under the cross-currency swap agreements is recorded in Interest expense.

Exchange Gains (Losses)

For the three and six months ended June 30, 2024, the reduction in exchange losses was driven by less volatility in foreign exchange compared to the prior year and the favorable changes in spot rates of our forward contracts.

Other Expense, net

Other expense increased for the three and six months ended June 30, 2024, compared to 2023.

Taxes on Income

The effective income tax rates were 16.0% and 14.4% for the six months ended June 30, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2024 year-to-date effective tax rate which was driven by the favorable closure of the two non-US tax audits and a return to provision adjustment for the Switzerland entity.

Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. We have evaluated the effect of this for the first two quarters of 2024 and do not expect that it will have a material effect on a full year basis.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $704 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, payment of dividends and strategic business development transactions. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

During the second quarter of 2024, we refinanced a portion of our long-term debt. These transactions extended certain maturity dates, resulted in lower interest rates for certain of our long-term debt and increased the capacity of our revolving credit facility. See Note 10 “Long-Term Debt” to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on our long-term debt transactions.

Working capital is defined as current assets less current liabilities and was $1.8 billion and $1.6 billion as of June 30, 2024 and December 31, 2023, respectively. The increase in working capital was primarily driven by a decline in our payables, due to the timing of payments, and accrued expenses, primarily due to the timing of annual incentive compensation payments in the first quarter of 2024.

Net cash provided by operating activities was $408 million for the six months ended June 30, 2024, compared to $141 million for the same period in the prior year. The increase in cash provided by operating activities was primarily attributable to the timing of collections of accounts receivable.

Net cash used in investing activities was $142 million for the six months ended June 30, 2024, compared to $124 million for the same period in the prior year, primarily due to the $50 million upfront payment related to the agreement with Lilly in the first quarter of 2024, partially offset by lower capital spending as a result of the completion of the implementation of our ERP system.

Net cash used in financing activities was $208 million for the six months ended June 30, 2024, compared to $414 million for the same period in the prior year. The decrease in cash used in financing activities was driven by the $250 million voluntary prepayment on the U.S. dollar-denominated term loan in the six months ended June 30, 2023, compared to a $7.5 million voluntary prepayment on the U.S. dollar-denominated term loan and $36 million of debt issuance costs related to the long-term debt refinancing in the six months ended June 30, 2024.

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

Our contractual obligations as of June 30, 2024, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. In addition, we are responsible for settlement of certain tax matters that we expect to pay during 2024. During the 2024 fiscal year, we anticipate paying higher cash taxes than the 2023 fiscal year. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details. As of June 30, 2024, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the second quarter of 2024, we paid cash dividends of $0.28 per share. On August 6, 2024, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of our common stock. The dividend is payable on September 12, 2024, to stockholders of record at the close of business on August 16, 2024.

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2024. There have been no changes to our accounting policies as of June 30, 2024. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Swiss franc, and Japanese yen. We established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements included elsewhere in this report for further information on our risk management.

Interest Rate Risk

Our long-term debt portfolio consists of both fixed and variable-rate instruments. For any variable rate debt, interest rate changes in the underlying index rates will impact future interest expense. We do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future.

There have been no changes to our market risk during the quarter ended June 30, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ending June 30, 2024. Based upon that evaluation, our CEO and our CFO concluded that, as of June 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

In 2023, we began an implementation of an enterprise resource planning (“ERP”) system to replace the existing core financial system. The ERP system is designed to accurately maintain our financial records used to report operating results. The implementation of the consolidated financial reporting module was completed during the 2023 fiscal year. The implementation of the general ledger modules occurred in phases and was completed during the second quarter of our 2024 fiscal year. The changes in process under the new ERP continue to be subject to our evaluation of the operating effectiveness of internal control over financial reporting.

Except for the implementation of an ERP system, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Amendments to Award Agreements

On February 7, 2024, the Company’s existing form of Non-qualified Stock Option (“NQSO”) Award Agreement under the Organon & Co. 2021 Incentive Stock Plan (the “Plan”) was amended and revised to reflect the compensation recoupment provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Organon & Co. Dodd-Frank Policy on Recoupment of Incentive Compensation (together, the “Recoupment Provisions”) and other immaterial changes. The Company’s existing form of Performance Share Unit (“PSU”) Award Agreement under the Plan was also amended and revised to reflect the Recoupment Provisions, as well as to update the calculation of final awards of PSUs and to make other immaterial changes. In addition, the Company’s existing form of Restricted Share Unit (“RSU”) Award Agreement under Plan was amended and revised to comprise two separate forms, (i) a “Stock Default” RSU Award Agreement and (ii) a “Cash Default” RSU Award Agreement, each of which also reflect the Recoupment Provisions and a default settlement mechanism (shares of the Company’s common stock, in the case of the “Stock Default” RSU Award Agreement, and cash, in the case of the “Cash Default” RSU Award Agreement).

Except as described above, the revised forms of NQSO Award Agreement, PSU Award Agreement, and RSU Award Agreements are substantially consistent with prior versions of such agreements and is qualified in all respects by reference to the full text of the form of such revised agreement filed as Exhibit 10.2, 10.3, 10.4, and 10.5, respectively, to this report.

Item 6. Exhibits

Number		Description

4.1	—
Indenture, dated as of May 17, 2024, by and among Organon & Co., Organon Foreign Debt Co-Issuer B.V., the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on May 17, 2024).

4.2	—	Form of 6.750% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on May 17, 2024).
4.3	—
Indenture, dated as of May 17, 2024, by and among Organon & Co., Organon Foreign Debt Co-Issuer B.V., the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on May 17, 2024).

4.4	—	Form of 7.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on May 17, 2024).
10.1	—
Amendment No. 2 to Senior Secured Credit Agreement and Amendment to Security Agreement, Organon & Co., Organon Foreign Debt Co-Issuer B.V., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40235) filed on May 17, 2024).

*+10.2	—	Form of Global Terms for 2024 Non-Qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan
*+10.3	—	Form of Global Terms for 2024 Performance Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan
*+10.4	—	Form of Global Terms for 2024 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Stock Default)
*+10.5	—	Form of Global Terms for 2024 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Cash Default)
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith
	**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: August 7, 2024	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: August 7, 2024	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer