Form 10-Q
period 2024-09-30
Organon & Co.
filed 2024-11-01
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on October 25, 2024: 257,538,875

The following notations in this Quarterly Report on Form 10-Q have the meanings as set forth below:

“1” Indicates, in this Form 10-Q for Quarter Ending September 30, 2024, brand names of products, that are not available in the United States.

“2” Indicates, in this Form 10-Q for Quarter Ending September 30, 2024, brand names of products, which are trademarks not owned by the Company or its subsidiaries. Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin is a trademark registered in the United States in the name of Genentech, Inc.; Xgeva and Prolia are trademarks registered in the United States in the name of Amgen Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon and/or one of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,582	$1,519	$4,811	$4,665
Cost of sales	659	612	1,992	1,832
Gross profit	923	907	2,819	2,833

Selling, general and administrative	422	538	1,290	1,424
Research and development	111	137	339	394
Acquired in-process research and development and milestones	51	—	81	8
Restructuring costs	—	—	23	4
Interest expense	126	134	388	398
Exchange losses	6	14	11	25
Other expense, net	—	4	9	11
Income before income taxes	207	80	678	569
Income tax (benefit) expense	(152)	22	(77)	92
Net income	$359	$58	$755	$477

Earnings per share:
Basic	$1.39	$0.23	$2.94	$1.87
Diluted	$1.38	$0.23	$2.92	$1.86

Weighted average shares outstanding:
Basic	257,498	255,588	256,830	255,112
Diluted	259,757	256,349	258,908	256,162

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$359	$58	$755	$477
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net (loss) gain and prior service credit, net of amortization	(1)	—	—	(1)
Cumulative translation adjustment	42	(43)	(30)	(11)
	41	(43)	(30)	(12)
Comprehensive income	$400	$15	$725	$465

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	September 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$763	$693
Accounts receivable (net of allowance for doubtful accounts of $13 in 2024 and $9 in 2023)	1,685	1,744
Inventories (excludes inventories of $130 in 2024 and $110 in 2023 classified in Other assets)	1,383	1,315
Other current assets	925	756
Total Current Assets	4,756	4,508
Property, plant and equipment, net	1,204	1,183
Goodwill	4,603	4,603
Intangibles, net	763	533
Other assets	1,426	1,231
Total Assets	$12,752	$12,058

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$10	$9
Trade accounts payable	1,092	1,314
Accrued and other current liabilities	1,458	1,389
Income taxes payable	230	206
Total Current Liabilities	2,790	2,918
Long-term debt	8,739	8,751
Deferred income taxes	56	47
Other noncurrent liabilities	674	412
Total Liabilities	12,259	12,128
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity (Deficit):
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 257,539 in 2024 and 255,626 in 2023	3	3
Additional paid-in capital	86	25
Retained earnings	975	443
Accumulated other comprehensive loss	(571)	(541)
Total Stockholders’ Equity (Deficit)	493	(70)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,752	$12,058
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings and (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at July 1, 2023	255,568	$3	$—	$(25)	$(533)	$(555)
Net income	—	—	—	58	—	58
Other comprehensive loss, net of taxes	—	—	—	—	(43)	(43)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	(74)
Stock-based compensation plans and other	38	—	—	25	—	25
Balance at September 30, 2023	255,606	$3	$—	$(16)	$(576)	$(589)

Balance at July 1, 2024	257,473	$3	$63	$690	$(612)	$144
Net income	—	—	—	359	—	359
Other comprehensive income, net of taxes	—	—	—	—	41	41
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	(74)
Stock-based compensation plans and other	66	—	23	—	—	23
Balance at September 30, 2024	257,539	$3	$86	$975	$(571)	$493

Balance at January 1, 2023	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	477	—	477
Other comprehensive loss, net of taxes	—	—	—	—	(12)	(12)
Cash dividends declared on common stock ($0.84 per share)	—	—	—	(221)	—	(221)
Stock-based compensation plans and other	1,236	—	—	59	—	59
Balance at September 30, 2023	255,606	$3	$—	$(16)	$(576)	$(589)

Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	755	—	755
Other comprehensive loss, net of taxes	—	—	—	—	(30)	(30)
Cash dividends declared on common stock ($0.84 per share)	—	—	—	(223)	—	(223)
Stock-based compensation plans and other	1,913	—	61	—	—	61
Balance at September 30, 2024	257,539	$3	$86	$975	$(571)	$493
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$755	$477
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	98	88
Amortization	102	88
Acquired in-process research and development and milestones	81	8
Deferred income tax (benefit) expense	(170)	4
Stock-based compensation	79	74
Unrealized foreign exchange (gain) loss	(24)	19
Other	18	24
Net changes in assets and liabilities
Accounts receivable	42	(185)
Inventories	(100)	(137)
Other current assets	(180)	(56)
Trade accounts payable	(215)	(68)
Accrued and other current liabilities	(28)	34
Income taxes payable	24	(21)
Other	67	53
Net Cash Flows Provided by Operating Activities	549	402
Cash Flows from Investing Activities
Capital expenditures	(120)	(172)
Proceeds from sale of property, plant and equipment	2	1
Acquired in-process research and development and milestones	(26)	(8)
Purchase of product rights and asset acquisition, net of cash acquired	(73)	—
Net Cash Flows Used in Investing Activities	(217)	(179)
Cash Flows from Financing Activities
Proceeds from debt	1,036	80
Repayments of debt	(1,045)	(336)
Payment of long-term debt issuance costs	(36)	—
Employee withholding taxes related to stock-based awards	(18)	(15)
Dividend payments	(223)	(221)
Net Cash Flows Used in Financing Activities	(286)	(492)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	24	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	70	(292)
Cash and Cash Equivalents, Beginning of Period	693	706
Cash and Cash Equivalents, End of Period	$763	$414
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

3. Acquisitions and Licensing Arrangements

Suzhou Centergene Pharmaceuticals (“Centergene”)

In September 2024, Organon entered into license and supply agreements with Centergene acquiring the exclusive commercialization rights to its investigational asset, SJ02, a long-acting recombinant human follicle-stimulating hormone carboxyl-terminal peptide fusion protein (FSH-CTP) designed for controlled ovarian stimulation (COS) in combination with a gonadotropin-releasing hormone (GnRH) antagonist to facilitate the development of multiple follicles in women undergoing assisted reproductive technology (ART) programs. Under the terms of the agreement, Organon will pay $12 million of which $6 million will be paid in the fourth quarter of 2024 and $6 million is payable upon Organon obtaining the manufacturing license, which are refundable if the regulatory approval is not obtained or marketing authorization cannot be transferred, and additional regulatory and sales-based milestones of up to $170 million. Organon will recognize regulatory and sales-based milestones when the achievement is probable.

Eli Lilly (“Lilly”)

In December 2023, Organon announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality® (galcanezumab) and Rayvow™ (lasmiditan) in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, Organon paid an upfront payment of $50 million upon closing of the transaction in January 2024, and recognized sales-based milestones when the achievement was deemed probable. In the first quarter of 2024, the Company recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years.

In August of 2024, Organon expanded its agreement with Lilly to become the sole distributor and promoter for Emgality in the following additional markets: Canada, Colombia, Israel, South Korea, Kuwait, Mexico, Qatar, Saudi Arabia, Taiwan, Turkey

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and the United Arab Emirates. Organon paid an upfront payment of $23 million for the expansion of territory upon closing of the transaction in August 2024, and recognize sales-based milestones when the achievement is probable. As of September 30, 2024, Organon recognized an additional intangible asset of $113 million, comprised of the $23 million upfront payment and $90 million related to the sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years.

As of September 30, 2024, Organon had accrued $20 million in Accrued and Other current liabilities and $240 million in Other noncurrent liabilities in total related to the probable sales-based milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

For the three and nine months ended September 30, 2024 research and development milestones related to the Henlius agreement were determined to be probable of being achieved and the Company expensed $50 million and $70 million, respectively, in Acquired in-process research and development and milestones expense related to the development of HLX11, an investigational biosimilar of Perjeta® (pertuzumab), and HLX14, an investigational biosimilar of Prolia2 and Xgeva2 (denosumab). As of September 30, 2024, $15 million of the Acquired in-process research and development and milestones has been paid. On May 24, 2024, the European Medicines Agency validated the marketing authorization applications for HLX14. On October 30, 2024, the U.S. Food and Drug Administration accepted the biologic license application for HLX14.

Cirqle Biomedical (“Cirqle”)

For the nine months ended September 30, 2024, research and development milestones related to the Cirqle agreement were determined to be probable of being achieved and the Company expensed and paid $10 million in Acquired in-process research and development and milestones expense.

4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$359	$58	$755	$477

Basic weighted average number of shares outstanding	257,498	255,588	256,830	255,112
Stock awards and equity units (share equivalent)	2,259	761	2,078	1,050
Diluted weighted average common shares outstanding	259,757	256,349	258,908	256,162

EPS:
Basic	$1.39	$0.23	$2.94	$1.87
Diluted	$1.38	$0.23	$2.92	$1.86

Anti-dilutive shares excluded from the calculation of EPS	8,599	10,390	8,587	9,833

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

Revenues of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$172	$70	$243	$146	$74	$220	$497	$207	$704	$418	$181	$599
Follistim AQ	26	37	63	22	32	54	59	113	171	74	105	179
NuvaRing (1)	7	17	23	23	20	43	33	57	90	70	67	137
Ganirelix Acetate Injection	5	20	26	4	21	25	16	65	82	15	74	88
Marvelon/Mercilon	—	29	29	—	30	30	—	103	103	—	97	97
Jada	15	—	16	12	—	13	42	1	43	30	—	31
Other Women’s Health (1) (2)	14	28	40	11	22	33	41	78	119	32	74	106
Biosimilars
Renflexis	56	16	72	57	12	69	167	43	210	172	29	201
Ontruzant	5	15	20	11	28	40	23	84	107	36	57	93
Brenzys	—	27	27	—	13	13	—	63	63	—	45	45
Aybintio	—	7	7	—	12	12	—	22	22	—	34	34
Hadlima	29	11	40	2	6	8	71	27	98	2	18	20
Established Brands
Cardiovascular
Zetia (1)	2	80	81	2	68	69	5	235	240	5	248	253
Vytorin	1	25	26	2	31	33	4	78	82	5	95	100
Atozet	—	125	125	—	126	126	—	396	396	—	397	397
Rosuzet	—	11	11	—	17	17	—	36	36	—	52	52
Cozaar/Hyzaar	2	57	59	3	65	68	7	179	186	8	217	225
Other Cardiovascular (1) (2)	—	27	29	1	39	41	2	97	99	2	110	112
Respiratory
Singulair	2	83	85	3	88	91	7	268	275	8	282	290
Nasonex (1)	—	63	63	—	60	60	—	200	200	—	197	197
Dulera	38	10	48	40	9	49	120	31	151	116	28	144
Clarinex	1	26	27	2	26	28	2	97	100	4	103	107
Other Respiratory (1) (2)	11	3	14	17	3	20	26	10	35	42	10	52
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	69	69	—	64	64	—	211	211	—	207	207
Fosamax	1	37	38	1	40	41	3	109	112	2	121	123
Diprospan	—	37	37	—	31	31	—	102	102	—	58	58
Other Non-Opioid Pain, Bone and Dermatology (2)	5	69	74	4	70	74	15	212	227	11	196	207
Other
Emgality/Rayvow	—	29	29	—	—	—	—	69	69	—	—	—
Proscar	—	23	23	—	25	25	1	72	73	1	76	77
Propecia	2	27	28	2	21	22	5	74	79	5	86	92
Other (2)	3	80	84	5	72	76	12	229	241	10	231	240
Other (3)	1	26	26	—	24	24	(2)	87	85	(1)	103	102
Revenues	$398	$1,184	$1,582	$370	$1,149	$1,519	$1,156	$3,655	$4,811	$1,067	$3,598	$4,665
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Sales of the authorized generic versions of NuvaRing, Zetia and Nasonex were previously included in other and have been reclassified to their respective brand name product.
(2) Includes sales of products not listed separately.
(3) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Revenues by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Europe and Canada	$436	$392	$1,343	$1,259
United States	398	370	1,156	1,067
Asia Pacific and Japan	260	284	806	869
China	212	202	634	661
Latin America, Middle East, Russia, and Africa	243	239	768	687
Other (1)	33	32	104	122
Revenues	$1,582	$1,519	$4,811	$4,665
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

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Stock-based compensation expense recognized in:
Cost of sales	$4	$5	$13	$13
Selling, general and administrative	17	18	53	50
Research and development	4	4	13	11
Total	$25	$27	$79	$74

Income tax benefits	$6	$6	$17	$16

The fair value of options granted was determined using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected dividend yield	6.00%	4.82%
Risk-free interest rate	4.12	3.56
Expected volatility	41.02	42.30
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A summary of the equity award transactions for the nine months ended September 30, 2024 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	5,758	$32.20	$8.51	7,511	$25.05	1,122	$30.16
Granted/Issued	1,503	18.80	4.59	4,695	18.81	184	31.25
Vested/Exercised	—	—	—	(2,952)	29.47	(56)	51.63
Forfeited/Cancelled	(314)	29.11	7.66	(864)	21.73	(129)	37.44
Outstanding as of September 30, 2024	6,947	$29.44	$7.70	8,390	$20.34	1,121	$28.44

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of September 30, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	6,772	$29.45	$—	6.83	4,658	$33.55	$—	5.72
RSUs	7,791		160	1.97
PSUs	854		18	1.54

The amount of unrecognized compensation costs as of September 30, 2024 was $160 million, which will be recognized in operating expense ratably over the weighted average vesting period of 1.95 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	September 30, 2024	December 31, 2023
Beginning balance	$61	$20
Severance & severance related costs	23	62
Cash payments and other	(60)	(21)
Ending Balance	$24	$61

8. Taxes on Income

The effective income tax rates were (73.7)% and 27.0% for the three months ended September 30, 2024 and 2023, respectively, and (11.3)% and 16.1% for the nine months ended September 30, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2024 year-to-date effective tax rate, which was driven by the favorable closure of the two non-US tax audits and a return to provision adjustment for the Switzerland entity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In the third quarter of 2024, the Swiss tax authority confirmed to the Company the applicable useful life of an existing tax asset. As a result, the Company has now concluded it is more likely than not it will utilize the entirety of the tax asset. As such, the Company released a $210 million related valuation allowance.

Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. The Company has evaluated the effect of this for the first three quarters of 2024 and does not expect that it will have a material effect on a full year basis.

9. Inventories

Inventories consisted of:

($ in millions)	September 30, 2024	December 31, 2023
Finished goods	$719	$566
Raw materials	26	110
Work in process	697	684
Supplies	77	65
Total (approximates current cost)	$1,519	$1,425
Decrease to last in, first out (“LIFO”) costs	(6)	—
	$1,513	$1,425
Recognized as:
Inventories	$1,383	$1,315
Other assets	130	110

Inventories valued under the LIFO method	160	105

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

10. Long-Term Debt

The following is a summary of Organon’s total debt:

($ in millions)	September 30, 2024	December 31, 2023
Term Loan B Facility:
SOFR plus 250 bps term loan due 2031 (1)	$1,543	$2,543
EURIBOR plus 300 bps euro-denominated term loan due 2028 (€726 million in 2024 and €731 million in 2023)	809	809
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,394	1,384
5.125% notes due 2031	2,000	2,000
6.750% secured notes due 2034	500	—
7.875% notes due 2034	500	—
Other borrowings	8	8
Other (discounts and debt issuance costs)	(105)	(84)
Total principal long-term debt	$8,749	$8,760
Less: Current portion of long-term debt	10	9
Total Long-term debt, net of current portion	$8,739	$8,751
(1) Prior to entering into Amendment No. 2 to the Senior Secured Credit Agreement on May 17, 2024, the maturity date was 2028.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The nature and terms of Organon’s long-term debt are described in detail in Note 16. “Long-Term Debt and Leases” in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

During the second quarter of 2024, Organon issued $500 million of 6.750% senior secured notes due 2034 (the “2034 Secured Notes”) and $500 million of 7.875% senior unsecured notes due 2034 (the “2034 Unsecured Notes” and, together with the Secured Notes the “2034 Notes”). Each series of notes is guaranteed by each of the entities that guarantees the Companies’ existing senior secured credit facilities (the “Credit Facilities”). Organon used the net proceeds from the sale of the 2034 Notes to repay a portion of its borrowings under the Credit Facilities’ U.S. dollar-denominated “tranche B” term loan and to pay the fees and expenses incurred in connection with the foregoing.

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

During the second quarter of 2024, the Company borrowed $36 million on the Revolving Facility and subsequently repaid the amount on June 17, 2024. As of September 30, 2024 there were no outstanding balances under the Revolving Facility. In October 2024, the Company borrowed $100 million on the Revolving Facility.

During the second quarter of 2024, the Company recorded approximately $36 million of deferred debt issuance costs and discounts related to the 2034 Notes and Amendment No. 2. Debt issuance costs and discounts are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term on the related debt using the effective interest method.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	September 30, 2024	December 31, 2023
Long-term debt	$8,642	$8,253

Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

The Company made interest payments related to its debt instruments of $292 million for the nine months ended September 30, 2024. The average maturity of the Company’s long-term debt as of September 30, 2024 is approximately 5.5 years and the weighted-average interest rate on total borrowings as of September 30, 2024 is 5.3%.

On June 26, 2024, the Company made a discretionary prepayment of $7.5 million on the U.S. Dollar-denominated term loan.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

($ in millions)
2024	$2
2025	9
2026	10
2027	9
2028	4,277
Thereafter	4,547

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of September 30, 2024, the Company is in compliance with all financial covenants and no default or event of default has occurred.

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

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.5 billion and $1.4 billion as of September 30, 2024 and December 31, 2023, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €726 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt” for additional details.

Cross-Currency Swaps

In conjunction with the issuance of the 2034 Notes, the Company entered into cross-currency swaps that mature in 2029. The Company elected to designate the fixed-for-fixed swaps as a hedge of the net investment in euro-denominated subsidiaries balance and the change in the fair value attributable to the changes in the spot rate will be recorded in Other Comprehensive Income (Loss), Net of Taxes. Throughout the term of the swaps, the Company will pay a fixed interest rate of 5.8330% based on the Euro notional amount of €922 million and receive a fixed interest rate of 7.3125% based on the U.S. dollar notional amount of $1 billion. The notional amount based on the Euro leg of the cross-currency swaps has been designated and is effective as a hedge of the net investment in euro-denominated subsidiaries. The difference between the interest rate received and paid under the cross-currency swap agreements is recorded in Interest expense in the Condensed Consolidated Statements of Income. The cash flows and the related gains and losses from the periodic settlements of the cross-currency swaps are reported as Operating Activities in the Condensed Consolidated Statements of Cash Flows.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2024	December 31, 2023
Forward contracts in Other current assets	2	$10	$9
Forward contracts in Accrued and other current liabilities	2	27	16
Cross-currency swap in Other noncurrent liabilities	2	25	—

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Euro-denominated debt instruments (loss) gain	$(92)	$79	$(17)	$21
Cross-currency swaps loss	(29)	—	(25)	—

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Derivative loss (gain) in Exchange losses	$14	$(12)	$5	$(25)
Derivative gain in Interest expense	(3)	—	(5)	—

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $39 million and $66 million of accounts receivable as of September 30, 2024 and December 31, 2023, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2023, net of taxes	$9	$(542)	$(533)
Other comprehensive loss, pretax	—	(43)	(43)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(43)	(43)
Balance at September 30, 2023, net of taxes	$9	$(585)	$(576)

Balance at July 1, 2024, net of taxes	$(14)	$(598)	$(612)
Other comprehensive (loss) income, pretax	(1)	42	41
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	42	41
Balance at September 30, 2024, net of taxes	$(15)	$(556)	$(571)

Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive loss, pretax	(1)	(11)	(12)
Tax	—	—	—
Other comprehensive loss, net of taxes	(1)	(11)	(12)
Balance at September 30, 2023, net of taxes	$9	$(585)	$(576)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive loss, pretax	—	(30)	(30)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(30)	(30)
Balance at September 30, 2024, net of taxes	$(15)	$(556)	$(571)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of September 30, 2024, potential future regulatory milestone payments of $25 million remain under the agreement.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Sales	$164	$143	$499	$394
Cost of sales	112	98	329	272
Selling, general and administrative	18	17	60	53

($ in millions)	September 30, 2024	December 31, 2023
Receivables from Samsung included in Other current assets	$44	$—
Payables to Samsung included in Trade accounts payable	99	104

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of September 30, 2024, only one jurisdiction remains under an Interim Operating Model Agreement.

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

The amounts due under such agreements were:

($ in millions)	September 30, 2024	December 31, 2023
Due from Merck in Accounts receivable	$207	$583
Due to Merck in Accounts payable	434	619

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Sales	$25	$28	$82	$95
Cost of sales	24	25	76	88

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of September 30, 2024, approximately 3,085 cases comprising the Fosamax Litigation are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

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

In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (“Third Circuit”). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. On March 23, 2022, the District Court granted Merck’s motion and ruled that plaintiffs’ failure to warn claims are preempted as a matter of law to the extent they assert that Merck should have added a Warning or Precaution regarding atypical femur fractures prior to October 2010. On July 11, 2022, the District Court entered an Order to Show Cause as to why the Court should not dismiss either with prejudice or conditionally all of plaintiffs’ claims that are not dependent on the preempted failure to warn claims. On November 18, 2022, as a result of the Order to Show Cause, the District Court entered a Final Judgment resulting in the dismissal with prejudice of all plaintiffs in the MDL. On December 16, 2022, those plaintiffs filed their Notice of Appeal to the Third Circuit challenging the District Court’s preemption ruling. 974 of the 975 cases previously pending in the Femur Fracture MDL have either been dismissed or are on appeal to the Third Circuit. Plaintiff’s motion to remand one case back to its transferor court is pending. On September 20, 2024, the Third Circuit issued an Opinion finding that plaintiffs’ failure to warn claims were not preempted and remanded all cases back to the District Court for further proceedings.

As of September 30, 2024, approximately 1,830 cases alleging Femur Fractures have been filed in New Jersey state court and are pending in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck continues to select additional cases to be reviewed.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2024, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been consolidated before a single judge in Orange County, California.

Additionally, there are four Femur Fracture cases pending in other state courts.

Discovery is presently stayed in the Femur Fracture MDL and in the state court in California.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. As of September 30, 2024, Merck had 21 cases pending outside the United States, of which 11 relate to Implanon and 10 relate to Nexplanon.

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

Other Litigation

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of September 30, 2024, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of September 30, 2024 and December 31, 2023 was $17 million and $20 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

16. Subsequent Events

Dermavant Sciences Ltd. (“Dermavant”)

On October 28, 2024, Organon acquired Dermavant, a company dedicated to developing and commercializing innovative therapeutics in immuno-dermatology. Dermavant’s novel product, Vtama® (tapinarof) cream, 1%, for the topical treatment of mild, moderate, and severe plaque psoriasis in adults, was approved by the U.S. Food and Drug Administration (FDA) in May 2022. It is currently being reviewed by the FDA for the treatment of atopic dermatitis, also known as eczema, in adults and children 2 years of age and older. Atopic dermatitis is one of the most common inflammatory dermatological conditions in adults, presenting a higher disease burden for women compared to men.

The transaction will be accounted for as an acquisition of a business. Consideration consists of an upfront payment of $175 million and a $75 million milestone payment upon regulatory approval, as well as payments of up to $950 million for the achievements of certain commercial milestones, tiered royalties on net sales, and the assumption of liabilities, including certain debt obligations, which would be accounted for at fair value on the acquisition date. Organon incurred costs associated with the transaction of approximately $4 million recognized in Selling, general and administrative expenses for the three and nine months ended September 30, 2024.

Oss Biotech Site

Organon has entered into an agreement with Merck to acquire the Oss Bio-Tech manufacturing facility in the Netherlands. This agreement covers Organon’s fertility drug substance production and associated support functions. Organon will pay aggregate consideration of $25 million, of which $15 million will be paid upon closing in the third quarter of 2025 and the remaining $10 million will be paid in the first half of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “forecast,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; an inability to fully execute on our product development and commercialization plans in the United States, Europe, and elsewhere internationally; an inability to adapt to the industry-wide trend toward highly discounted channels; difficulties implementing or executing on our acquisition strategy, difficulties integrating such acquisitions (including our recent acquisition of Dermavant) or any other failure to recognize the benefits of such acquisitions; changes in tax laws or other tax guidance which could adversely affect our cash tax liability, effective tax rates, and results of operations and lead to greater audit scrutiny; expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; global tensions, which may result in disruptions in the broader global economic environment; governmental initiatives that adversely impact our marketing activities, particularly in China; volatility in our stock price; political and social pressures, or regulatory developments, that adversely impact demand for, availability of, or patient access to contraception or fertility products; recent Supreme Court decisions and other developments impacting regulatory agencies and their rule making, including related financial market reactions, tax planning and international trade practices; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to obtain an additional period of market exclusivity in the United States for Nexplanon subsequent to the expiration of certain current patents in 2027; the impact of the 2024 United States presidential election and any resulting public policy changes affecting women and their health care decisions, including changes in financial outcomes resulting from candidate positions on healthcare topics and the possible impact on related laws, regulations and policies following the election; the impact of higher selling and promotional costs; the impact of cyberattacks or other events that may affect our information technology systems or those of third parties; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

Recent Developments

Business Development

Dermavant Sciences Ltd. (“Dermavant”)

On October 28, 2024, Organon acquired Dermavant, a company dedicated to developing and commercializing innovative therapeutics in immuno-dermatology. Dermavant’s novel product, Vtama® (tapinarof) cream, 1%, for the topical treatment of mild, moderate, and severe plaque psoriasis in adults, was approved by the U.S. Food and Drug Administration (FDA) in May 2022. It is currently being reviewed by the FDA for the treatment of atopic dermatitis, also known as eczema, in adults and children 2 years of age and older. Atopic dermatitis is one of the most common inflammatory dermatological conditions in adults, presenting a higher disease burden for women compared to men.

The transaction will be accounted for as an acquisition of a business. Consideration consists of an upfront payment of $175 million and a $75 million milestone payment upon regulatory approval, as well as payments of up to $950 million for the achievements of certain commercial milestones, tiered royalties on net sales, and the assumption of liabilities, including certain debt obligations, which would be accounted for at fair value on the acquisition date. Organon incurred costs associated with the transaction of approximately $4 million recognized in Selling, general and administrative expenses for the three and nine months ended September 30, 2024.

Suzhou Centergene Pharmaceuticals (“Centergene”)

In September 2024, we entered into license and supply agreements with Centergene acquiring the exclusive commercialization rights to its investigational asset, SJ02, a long-acting recombinant human follicle-stimulating hormone carboxyl-terminal peptide fusion protein (FSH-CTP) designed for controlled ovarian stimulation (COS) in combination with a gonadotropin-releasing hormone (GnRH) antagonist to facilitate the development of multiple follicles in women undergoing assisted reproductive technology (ART) programs. Under the terms of the agreement, we will pay $12 million of which $6 million will be paid in the fourth quarter of 2024 and $6 million is payable when we obtain the manufacturing license, which are refundable if the regulatory approval is not obtained or marketing authorization cannot be transferred, and additional regulatory and sales-based milestones of up to $170 million. We will recognize regulatory and sales-based milestones when the achievement is probable.

Eli Lilly (“Lilly”)

In December 2023, we announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicines Emgality and Rayvow in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, we paid an upfront payment of $50 million upon closing of the transaction in January 2024, and recognized sales-based milestones when the achievement was deemed probable. In the first quarter of 2024, we recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years.

In August of 2024, we expanded the agreement with Lilly to become the sole distributor and promoter for Emgality in the following additional markets: Canada, Colombia, Israel, South Korea, Kuwait, Mexico, Qatar, Saudi Arabia, Taiwan, Turkey and the United Arab Emirates. We paid an upfront payment of $23 million for the expansion of territory upon closing of the transaction in August 2024, and recognize sales-based milestones when the achievement is probable. As of September 30, 2024, we recognized an additional intangible asset of $113 million, comprised of the $23 million upfront payment and $90 million related to the sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years.

As of September 30, 2024, we had accrued $20 million in Accrued and Other current liabilities and $240 million in Other noncurrent liabilities in total related to the probable sales-based milestones.

Operating Results

Sales Overview

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
United States	$398	$370	8%	8%	$1,156	$1,067	8%	8%
International	1,184	1,149	3	5	3,655	3,598	2	4
Total	$1,582	$1,519	4%	5%	$4,811	$4,665	3%	5%

Worldwide sales were $1.6 billion for the three months ended September 30, 2024 an increase of 4%, compared to 2023. Worldwide sales were negatively impacted by approximately 1% or $18 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases for the three months ended September 30, 2024 primarily reflect the performance of:
•Nexplanon, due to increased demand, favorable price and discount rates in the United States and increased demand in international markets, partially offset by the timing of tenders in Latin America;
•Hadlima, due to the launch in the United States in July 2023 and a modest increase in international markets; and
•Emgality and Rayvow, due to the acquisition of the distribution and promotion rights from Lilly in 2024.

This performance was offset by decreases for the three months ended September 30, 2024 in:
•NuvaRing, due to ongoing generic competition and the negative impact of increased government discount rates in the United States;
•Ontruzant, due to the timing of tenders in Brazil and lower demand in the United States and Europe; and
•Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide) due to the unfavorable pricing in Japan.

Worldwide sales were $4.8 billion for the nine months ended September 30, 2024, an increase of 3%, compared to 2023. Worldwide sales during the nine months ended September 30, 2024 were negatively impacted by approximately 2% or $76 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases for the nine months ended September 30, 2024 primarily reflect the performance of:
•Nexplanon, due to increased demand, favorable price and discount rates in the United States and increased demand in international markets and our institutional business in Africa;
•Hadlima, due to the launch in the United States in July 2023 and a modest increase in international markets;
•Diprospan™ 1 (betamethasone), due to recovery from the manufacturing issues resulting from the regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands in the first quarter of 2023 (the “Market Action”); and
•Emgality and Rayvow, due to the acquisition of the distribution and promotion rights from Lilly in 2024.

This performance was offset by decreases for the nine months ended September 30, 2024 in:
•NuvaRing, due to ongoing generic competition and the negative impact of increased government discount rates in the United States;
•Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside of the United States, primarily driven by the decrease in demand and unfavorable pricing in Japan, partially offset by increased demand in China; and
•Cozaar and Hyzaar, driven by the negative impact of volume-based procurement (“VBP”) in China and unfavorable pricing in Japan.

The loss of exclusivity (“LOE”) negatively impacted sales of certain of our products by approximately $3 million and $15 million during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, based on the decrease in volume period over period, mainly impacting AtozetTM 1 (ezetimibe and atorvastatin) in Japan. VBP in China had a $13 million negative impact on our sales during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. VBP in China did not have an impact for the three months ended September 30, 2024. We expect VBP to continue to impact our established brands product portfolio for the next several quarters.

Our operations include a portfolio of products. Highlights of the sales of our products for the three and nine months ended September 30, 2024 and 2023 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Nexplanon/Implanon NXT	$243	$220	10%	11%	$704	$599	17%	18%
NuvaRing (1)	23	43	(45)	(45)	90	137	(34)	(32)
Marvelon/Mercilon	29	30	(3)	(2)	103	97	6	8
Follistim AQ	63	54	16	16	171	179	(4)	(3)
Ganirelix Acetate Injection	26	25	3	4	82	88	(7)	(6)
Jada	16	13	24	24	43	31	40	40
(1) Sales of the authorized generic version of NuvaRing were previously included in Other Women’s Health.

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 10% and 17% for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to increased demand, favorable price and discount rates in the United States and increased demand in international markets. In addition, sales for the three months ended September 30, 2024, were partially offset by the timing of tenders in Latin America, and sales for the nine months ended September 30, 2024, were impacted by an increase in demand in our institutional business in Africa.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 45% and 34% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to ongoing generic competition and the negative impact of increased government discount rates in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of MarvelonTM 1 (desogestrel and ethinyl estradiol pill) and MercilonTM 1 (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States but available in certain countries outside the United States, remained consistent for the three months ended September 30, 2024, compared to 2023. Sales increased 6% for the nine months ended September 30, 2024, compared to 2023, as a result of increased demand in various international markets.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 16% for the three months ended September 30, 2024, compared to 2023, due to increased demand in the United States and launches in various international markets, partially offset by unfavorable discount rates in the United States. Sales declined 4% for the nine months ended September 30, 2024, compared to 2023, due to a one-time buy-in as a result of our exit from our Interim Operating Model Agreement in the United States with Merck & Co., Inc. (“Merck”), during the fourth quarter of 2023 and unfavorable discount rates in the United States, partially offset by increased demand in the United States and launches in various international markets.

Worldwide sales of ganirelix acetate injection, a fertility treatment, increased 3% for the three months ended September 30, 2024, compared to 2023, primarily due to increased demand in the United States. Sales declined 7% for the nine months ended September 30, 2024, compared to 2023, primarily due to generic competition partially offset by increased demand in the United States.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 24% and 40% for the three and nine months ended September 30, 2024, compared to 2023, respectively. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022.

Biosimilars

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Renflexis	$72	$69	3%	4%	$210	$201	4%	4%
Ontruzant	20	40	(49)	(49)	107	93	15	15
Brenzys	27	13	98	99	63	45	38	39
Hadlima	40	8	*	*	98	20	*	*
* Calculation not meaningful.

Renflexis is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales increased 3% and 4% for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to continued demand growth in the United States and Canada, partially offset by unfavorable discount rates in the United States. We have commercialization rights to Renflexis in countries outside of Europe, Korea, China, Turkey, and Russia.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three months ended September 30, 2024, compared to 2023, declined 49%, due to the timing of tenders in Brazil and lower demand in the United States and Europe. Sales for the nine months ended September 30, 2024, compared to 2023, increased 15%, driven by increased demand as a result of tenders in Brazil partially offset by lower demand in the United States and Europe. We have commercialization rights to Ontruzant in all countries except in Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales in the three and nine months ended September 30, 2024, compared to 2023, increased 98% and 38%, respectively, driven by the timing of government orders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, Korea, China, and Japan.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. We have commercialization rights to Hadlima in countries outside of the EU, Korea, China, Turkey, and Russia. We recorded sales of $40 million and $98 million during the three and nine months ended September 30, 2024, respectively, reflecting an increase due to the launch in the United States in July 2023 and a modest increase in international markets. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Zetia/Vytorin (1)	$108	$102	5%	7%	$322	$353	(9)%	(7)%
Atozet	125	126	(1)	1	396	397	—	1
Cozaar/Hyzaar	59	68	(13)	(12)	186	225	(17)	(14)
(1) Sales of the authorized generic version of Zetia were previously included in Other Cardiovascular.

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, increased 5% for the three months ended September 30, 2024, compared to 2023, primarily driven by increased demand in China partially offset by unfavorable pricing in Japan. Sales declined 9% for the nine months ended September 30, 2024, compared to 2023, primarily driven by the decrease in demand and unfavorable pricing in Japan, partially offset by increased demand in China.

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 1% and remained consistent for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to LOE in Japan and the timing of tenders in the

Latin America region partially offset by increased demand in certain markets in Europe. We anticipate a significant decline in sales beginning in the fourth quarter of 2024 due to LOE, which occurred late in the third quarter, in certain markets in Europe.

Combined global sales of Cozaar and Hyzaar, medicines for the treatment of hypertension, declined 13% and 17% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to the unfavorable pricing in Japan. Sales for the nine months ended September 30, 2024 were impacted by VBP in China.

Respiratory

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Singulair	$85	$91	(7)%	(5)%	$275	$290	(5)%	(2)%
Nasonex (1)	63	60	5	5	200	197	1	5
Dulera	48	49	(2)	(1)	151	144	5	5
(1) Sales of the authorized generic version of Nasonex were previously included in Other Respiratory.

Worldwide sales of Singulair® (montelukast sodium), a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, decreased 7% for the three months ended September 30, 2024, compared to 2023, due to unfavorable pricing in Japan and China. Sales decreased 5% for the nine months ended September 30, 2024, compared to 2023, due to decreased demand and price decreases in Japan.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 5% and 1% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to increased demand across international markets partially offset by the phasing of shipments in various international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™ in certain markets outside of the United States, a combination medicine for the treatment of asthma, remained relatively consistent for the three months ended September 30, 2024, compared to 2023. Sales increased 5% for the nine months ended September 30, 2024, compared to 2023, primarily due to the favorable impact of increased demand in the United States and Canada.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Arcoxia	$69	$64	8%	9%	$211	$207	2%	5%
Diprospan	37	31	19	22	102	58	78	80

Sales of Arcoxia™ ¹ (etoricoxib), a medicine for the treatment of arthritis and pain, increased 8% and 2% for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to increased demand in China and favorable pricing in the Asia Pacific region partially offset by a decrease in demand in various international markets.

Sales of Diprospan, a corticosteroid approved for treatment of a wide range of inflammatory conditions, increased 19% and 78% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to recovery from the manufacturing issues resulting from the Market Action. In the first quarter of 2023, we resolved the regulatory inspection findings. We expect sales recovery to continue through the end of 2024.

Other

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2024	2023			2024	2023
Emgality/Rayvow	$29	$—	*	*	$69	$—	*	*
Proscar	$23	$25	(8)%	(7)%	$73	$77	(6)%	(3)%
* Calculation not meaningful.

Sales of Emgality and Rayvow were $29 million and $69 million for the three and nine months ended September 30, 2024, due to the acquisition of the distribution and promotion rights from Lilly in 2024.

Worldwide sales of Proscar® (finasteride), a medicine for the treatment of symptomatic benign prostate enlargement, declined 8% and 6% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to decreased demand in China.

Gross Profit, Expenses and Other

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2024	2023		2024	2023
Cost of sales	$659	$612	8%	$1,992	$1,832	9%
Gross profit	923	907	2	2,819	2,833	—

Selling, general and administrative	422	538	(22)	1,290	1,424	(9)
Research and development	111	137	(19)	339	394	(14)
Acquired in-process research and development and milestones	51	—	*	81	8	*
Restructuring costs	—	—	*	23	4	*
Interest expense	126	134	(6)	388	398	(3)
Exchange losses	6	14	(57)	11	25	(56)
Other expense, net	—	4	(100)	9	11	(18)
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 8% and 9% for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to unfavorable product mix, foreign exchange translation and higher inflation impacts to material and distribution costs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2024, compared to 2023, was impacted by increased sales due to volume, partially offset by unfavorable product mix and price, foreign exchange translation and higher inflation impacts to material and distribution costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased 22% and 9% for the three and nine months ended September 30, 2024, compared to 2023, respectively, due to the $80 million charge in 2023 related to the Microspherix legal matter and lower costs associated with the implementation of our Enterprise Resource Planning (“ERP”) system.

Research and Development

Research and development expenses decreased 19% and 14% for the three and nine months ended September 30, 2024, compared to 2023, respectively, primarily due to a decrease in clinical study activity and lower personnel costs due to a reduction in headcount related to our restructuring initiatives.

Acquired In-Process Research and Development and Milestones

For the three months ended September 30, 2024, acquired in-process research and development and milestones of $51 million primarily represent the research and development milestones related to our agreement with Henlius, which were determined to be probable of being achieved. For the nine months ended September 30, 2024, acquired in-process research and development and milestones of $81 million primarily represent the research and development milestones of $70 million for our agreement with Henlius and $10 million for our agreement with Cirqle, which were determined to be probable of being achieved. For the nine months ended September 30, 2023 acquired in-process research and development and milestones of $8 million represent the upfront and development milestones related to the Claria transaction.

Restructuring Costs

For the nine months ended September 30, 2024, we incurred $23 million, of headcount-related restructuring expense related to the ongoing optimization of our internal operations, primarily the research and development function.

Interest Expense

Interest expense for the three months ended September 30, 2024, compared to 2023, decreased 6% due to lower interest rates on the refinanced debt and our cross-currency swaps. Interest expense for the nine months ended September 30, 2024, compared to 2023, decreased 3% due to lower interest rates on the refinanced debt and our cross-currency swaps, partially offset by approximately $4 million in debt issuance costs related to the refinancing of our long-term debt. Beginning in May 2024, the difference between the interest rate received of 7.3125% and paid of 5.8330% under the cross-currency swap agreements is recorded in Interest expense.

Exchange Gains (Losses)

For the three and nine months ended September 30, 2024, the reduction in exchange losses was driven by less volatility in foreign exchange compared to the prior year and the favorable changes in spot rates of our forward contracts.

Other Expense, net

Other expense decreased for the three and nine months ended September 30, 2024, compared to 2023.

Taxes on Income

The effective income tax rates were (11.3)% and 16.1% for the nine months ended September 30, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2024 year-to-date effective tax rate, which was driven by the favorable closure of the two non-US tax audits and a return to provision adjustment for the Switzerland entity.

In the third quarter of 2024, the Swiss tax authority confirmed to the Company the applicable useful life of an existing tax asset. As a result, the Company has now concluded it is more likely than not it will utilize the entirety of the tax asset. As such, the Company released a $210 million related valuation allowance.

Effective January 1, 2024, multiple jurisdictions, most notably, a majority of the European Union member states, implemented the Organization for Economic Co-operation and Development’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. We have evaluated the effect of this for the first three quarters of 2024 and do not expect that it will have a material effect on a full year basis.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $763 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, payment of dividends and strategic business development transactions. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

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

Working capital is defined as current assets less current liabilities and was $2.0 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively. The increase in working capital was primarily driven by increased cash from positive cash flows, inventory purchases, and current assets due to the timing of tax payments and a decline in our payables, due to the timing of payments.

Net cash provided by operating activities was $549 million for the nine months ended September 30, 2024, compared to $402 million for the same period in the prior year. The increase in cash provided by operating activities was primarily attributable to the increase in our operating results, which was the result of increased sales period over period.

Net cash used in investing activities was $217 million for the nine months ended September 30, 2024, compared to $179 million for the same period in the prior year, primarily due to the $73 million upfront payments related to the agreement with Lilly and the additional $26 million payments related to milestones, partially offset by lower capital spending as a result of the completion of the implementation of our ERP system.

Net cash used in financing activities was $286 million for the nine months ended September 30, 2024, compared to $492 million for the same period in the prior year. The decrease in cash used in financing activities was driven by the $250 million voluntary prepayment on the U.S. dollar-denominated term loan in the nine months ended September 30, 2023, compared to a $7.5 million voluntary prepayment on the U.S. dollar-denominated term loan and $36 million of debt issuance costs related to the long-term debt refinancing in the nine months ended September 30, 2024.

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

Our contractual obligations as of September 30, 2024, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. During the fourth quarter, we anticipate paying higher cash taxes than the fourth quarter of 2023. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details. As of September 30, 2024, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the third quarter of 2024, we paid cash dividends of $0.28 per share. On October 31, 2024, the Board of Directors declared a quarterly dividend of $0.28 for each issued and outstanding share of our common stock. The dividend is payable on December 12, 2024, to stockholders of record at the close of business on November 12, 2024.

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2024. There have been no changes to our accounting policies as of September 30, 2024. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended September 30, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ending September 30, 2024. Based upon that evaluation, our CEO and our CFO concluded that, as of September 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2024, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

♦2.1	—
Agreement And Plan of Merger, dated September 17, 2024, by and among Organon & Co., Organon Bermuda Ltd., Dermavant Sciences Ltd. and Roivant Sciences Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0001-40235) filed on September 23, 2024).

*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith
	♦	Certain Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: November 1, 2024	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: November 1, 2024	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer