Form 10-Q
period 2025-03-31
Organon & Co.
filed 2025-05-02
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on April 25, 2025: 259,956,063

The following notations in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Form 10-Q”) have the meanings as set forth below:

“1” Indicates, in this Form 10-Q, brand names of products, that are not available in the United States.

“2” Indicates, in this Form 10-Q, brand names of products that are trademarks not owned by Organon & Co. or its subsidiaries. Actemra is a trademark registered in the United States in the name of Chugai Seiyaku KK.; Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin and Perjeta are trademarks registered in the United States in the name of Genentech, Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon & Co. and/or one of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,513	$1,622
Cost of sales	672	665
Gross profit	841	957

Selling, general and administrative	420	431
Research and development	96	112
Acquired in-process research and development and milestones	6	15
Restructuring costs	86	23
Interest expense	124	131
Exchange (gains) losses	(4)	6
Other expense, net	12	3
Income before income taxes	101	236
Income tax expense	14	35
Net income	$87	$201

Earnings per share:
Basic	$0.34	$0.78
Diluted	$0.33	$0.78

Weighted average shares outstanding:
Basic	257,862	255,695
Diluted	261,001	258,362

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$87	$201
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	—	1
Cumulative translation adjustment	32	(37)
	32	(36)
Comprehensive income	$119	$165

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	March 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$547	$675
Accounts receivable (net of allowance for doubtful accounts of $12 in 2025 and $14 in 2024)	1,457	1,358
Inventories (excludes inventories of $207 in 2025 and $215 in 2024 classified in Other assets)	1,362	1,321
Other current assets	1,005	994
Total Current Assets	4,371	4,348
Property, plant and equipment, net	1,197	1,168
Goodwill	4,680	4,680
Intangibles, net	1,417	1,414
Other assets	1,491	1,491
Total Assets	$13,156	$13,101

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$20	$20
Trade accounts payable	1,006	1,153
Accrued and other current liabilities	1,413	1,411
Income taxes payable	176	134
Total Current Liabilities	2,615	2,718
Long-term debt	8,936	8,860
Deferred income taxes	69	74
Other noncurrent liabilities	994	977
Total Liabilities	12,614	12,629
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 257,950 in 2025 and 257,799 in 2024	3	3
Additional paid-in capital	130	108
Retained earnings	1,026	1,010
Accumulated other comprehensive loss	(617)	(649)
Total Stockholders’ Equity	542	472
Total Liabilities and Stockholders’ Equity	$13,156	$13,101
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	201	—	201
Other comprehensive loss, net of taxes	—	—	—	—	(36)	(36)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	(71)
Stock-based compensation plans and other	221	—	24	—	—	24
Balance at March 31, 2024	255,847	$3	$49	$573	$(577)	$48

Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	87	—	87
Other comprehensive income, net of taxes	—	—	—	—	32	32
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	(71)
Stock-based compensation plans and other	151	—	22	—	—	22
Balance at March 31, 2025	257,950	$3	$130	$1,026	$(617)	$542
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$87	$201
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	34	32
Amortization	50	33
Acquired in-process research and development and milestones	6	15
Fair value changes in contingent consideration	11	—
Deferred income tax (benefit) expense	(17)	5
Stock-based compensation	24	26
Unrealized foreign exchange gain	(15)	(18)
Other	20	5
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(85)	163
Inventories	3	19
Other current assets	(11)	(57)
Trade accounts payable	(149)	(349)
Accrued and other current liabilities	39	(15)
Income taxes payable	38	(6)
Other	40	22
Net Cash Flows Provided by Operating Activities	75	76
Cash Flows from Investing Activities
Capital expenditures	(32)	(46)
Acquired in-process research and development and milestones	(10)	—
Dermavant acquisition, net of cash acquired	(75)	—
Purchase of product rights and asset acquisition	(55)	(50)
Net Cash Flows Used in Investing Activities	(172)	(96)
Cash Flows from Financing Activities
Proceeds from debt	90	—
Repayments of debt	(93)	(2)
Employee withholding taxes related to stock-based awards	(1)	(2)
Dividend payments	(71)	(70)
Net Cash Flows Used in Financing Activities	(75)	(74)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	44	(24)
Net Decrease in Cash and Cash Equivalents	(128)	(118)
Cash and Cash Equivalents, Beginning of Period	675	693
Cash and Cash Equivalents, End of Period	$547	$575
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is a global health care company with a primary focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands (the “Organon Products”). Organon has a portfolio of more than 70 medicines and products across a range of therapeutic areas. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

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

•Biosimilars: Organon’s current biosimilars portfolio spans across immunology and oncology treatments. Organon’s oncology biosimilars, Ontruzant® (trastuzumab-dttb) and AybintioTM 1 (bevacizumab), have been launched in more than 20 countries, Organon’s immunology biosimilars, BrenzysTM 1 (etanercept), Renflexis® (infliximab-abda), Hadlima® (adalimumab-bwwd) and Tofidence® (tocilizumab-bavi), a biosimilar to Actemra2 (tocilizumab), for intravenous infusion, have been launched in five countries. Five biosimilars in Organon’s portfolio have launched in Canada, and four biosimilars, Ontruzant, Renflexis, Hadlima and Tofidence have launched in the United States.

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Organon have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in the Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, actual results could differ materially from management’s estimates and assumptions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Segments

The Company's operations include three product portfolios which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies and medical devices within women's health, biosimilars and established brands. The Company’s chief operating decision‑maker (the “CODM”) is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for our one operating segment based on consolidated net income that is reported on the consolidated statements of income. The Company has also evaluated the significant segment expenses incurred by our single segment and regularly provided to the CODM. The significant segment expenses provided to the CODM are consistent with those reported on the Condensed Consolidated Statements of Income and include cost of sales, selling, general and administrative, research and development, interest expense and income taxes. The CODM uses these metrics to make key operating decisions such as: approving a new product launch strategy, making significant capital expenditures, approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting capital resource allocation. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

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

3. Acquisitions and Licensing Arrangements

Biogen Inc. (“Biogen”)

In March 2025, Organon acquired from Biogen the regulatory and commercial rights in the United States for Tofidence. Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arthritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement, Organon will pay an upfront payment of $51 million in July 2025, that is accrued in Accrued and other current liabilities as of March 31, 2025, as well as tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, the Company recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Consideration for Dermavant consists of the upfront payment of $175 million and a $75 million milestone payment upon regulatory approval, which was paid in the first quarter of 2025, as well as payments of up to $950 million for the achievements of certain commercial milestones, tiered royalties on net sales, and the assumption of liabilities, including certain debt obligations, which were accounted for at fair value on the acquisition date.

The transaction was accounted for as a business combination. The estimated aggregate consideration is calculated as follows:

(in millions)
Cash consideration paid to Dermavant at closing	$198
Fair value of contingent consideration	383
Aggregate purchase price consideration	$581

Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $1.025 billion, including: (i) up to $75 million in cash payable upon regulatory approval, and (ii) up to $950 million for the achievements of certain commercial milestones. The fair value of the contingent consideration recognized on the acquisition date was estimated by using the inputs disclosed in Note 11. “Financial Instruments.” The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025. As a result, Organon recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, inventories, debts assumed, contingent considerations and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

In the first quarter of 2025, the Company paid $75 million related to the regulatory milestone related to Vtama’s atopic dermatitis indication which was achieved during the fourth quarter of 2024 and paid $35 million related to sales-based milestones that were achieved in the fourth quarter of 2024 related to an assumed licensing agreement.

In April 2025, Health Canada approved Nduvra™ (tapinarof cream), 1%, the first in a novel class of aryl hydrocarbon receptor agonists to be approved in Canada for the topical treatment of plaque psoriasis in adults.

Suzhou Centergene Pharmaceuticals (“Centergene”)

Due to changes in the evolving fertility landscape in China, the Company will exit their current agreement with Centergene. As a result, the Company recognized $6 million as of March 31, 2025 in Acquired in-process research and development and milestones. The Company will continue to assess and evaluate future commercial opportunities with Centergene.

Eli Lilly (“Lilly”)

As of March 31, 2025, Organon has $240 million accrued in Other noncurrent liabilities related to the probable sales-based milestones. In January 2025, the Company paid $20 million related to the milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

In February 2025, Organon paid $10 million related to the milestone for the development of HLX11, an investigational biosimilar of Perjeta2 (pertuzumab), which was recognized as Acquired in-process research and development and milestones in 2024. In March of 2025, the European Medicines Agency validated the marketing authorization application for HLX11.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2025	2024
Net income	$87	$201

Basic weighted average number of shares outstanding	257,862	255,695
Stock awards and equity units (share equivalent)	3,139	2,667
Diluted weighted average common shares outstanding	261,001	258,362

EPS:
Basic	$0.34	$0.78
Diluted	$0.33	$0.78

Anti-dilutive shares excluded from the calculation of EPS	10,967	9,027

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended March 31,
	2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$176	$72	$248	$153	$67	$220
Follistim AQ	35	34	69	11	35	46
NuvaRing	6	16	22	16	22	38
Ganirelix Acetate Injection	5	23	27	6	23	29
Marvelon/Mercilon	—	39	39	—	33	33
Jada	15	—	15	13	—	13
Other Women’s Health (1)	15	27	43	15	28	43
Biosimilars
Renflexis	44	12	57	55	14	69
Hadlima	33	14	47	22	8	30
Ontruzant	4	14	18	8	31	39
Brenzys	—	14	14	—	24	24
Aybintio	—	5	5	—	8	8
Established Brands
Cardiovascular
Atozet	—	77	77	—	132	132
Zetia	1	84	85	2	82	84
Cozaar/Hyzaar	2	53	55	3	65	67
Vytorin	1	22	23	1	27	28
Rosuzet	—	4	4	—	16	16
Other Cardiovascular (1)	—	30	30	—	37	38
Respiratory
Singulair	2	72	74	2	95	98
Nasonex	—	71	72	—	77	77
Dulera	34	10	43	43	13	56
Clarinex	—	34	34	1	36	37
Other Respiratory (1)	10	3	13	7	3	9
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	62	62	—	75	75
Fosamax	1	32	33	1	38	40
Diprospan	—	30	30	—	29	29
Vtama	20	4	24	—	—	—
Other Non-Opioid Pain, Bone and Dermatology (1)	4	65	68	5	68	72
Other
Propecia	1	24	26	2	21	23
Emgality/Rayvow	—	32	32	—	10	10
Proscar	—	24	24	—	26	26
Other (1)	3	76	78	5	79	84
Other (2)	—	22	22	—	29	29
Revenues	$412	$1,101	$1,513	$371	$1,251	$1,622
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Europe and Canada	$376	$450
United States	412	371
Asia Pacific and Japan	251	287
China	204	206
Latin America, Middle East, Russia, and Africa	240	274
Other (1)	30	34
Revenues	$1,513	$1,622
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”) and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Stock-based compensation expense recognized in:
Cost of sales	$4	$4
Selling, general and administrative	16	18
Research and development	4	4
Total	$24	$26

Income tax benefits	$5	$5

The fair value of options granted was determined using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected dividend yield	7.41%	6.00%
Risk-free interest rate	4.08	4.12
Expected volatility	40.25	41.02
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the three months ended March 31, 2025 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	6,948	$29.44	$7.70	8,590	$20.28	1,121	$28.44
Granted/Issued	2,587	14.89	3.03	5,701	14.89	263	19.49
Vested/Exercised	—	—	—	(3,193)	23.31	(209)	35.54
Forfeited/Cancelled	(117)	31.34	9.73	(283)	18.66	(147)	35.54
Outstanding as of March 31, 2025	9,418	$25.42	$6.39	10,815	$16.62	1,028	$23.68

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of March 31, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	8,980	$25.42	$—	7.33	5,503	$31.69	$—	5.73
RSUs	9,858		163	2.37
PSUs	802		13	1.76

The amount of unrecognized compensation costs as of March 31, 2025 was $221 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.34 years.

7. Restructuring

During the first quarter of 2025, we implemented additional restructuring initiatives to drive an enterprise-wide operating model optimization that resulted in an approximate 6% headcount reduction. The restructuring activities were initiated to streamline and simplify the Company’s operating model to create more efficient processes and a simplified structure. Restructuring costs include separation costs associated with manufacturing-related headcount reductions.

In prior years, Organon implemented restructuring activities related to the optimization of its internal operations by reducing headcount. As a result of these combined activities, the Company’s headcount was reduced by approximately 5% by the end of 2024.

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	March 31, 2025	December 31, 2024
Beginning balance	$14	$61
Severance & severance related costs	86	31
Cash payments and other	(9)	(78)
Ending Balance	$91	$14

Organon expects the remaining severance payments associated with the restructuring activities to be paid within the next twelve months.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 13.4% and 14.7% for the three months ended March 31, 2025 and 2024. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the favorable closure of the two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

9. Inventories

Inventories consisted of:

($ in millions)	March 31, 2025	December 31, 2024
Finished goods	$777	$764
Raw materials	26	25
Work in process	688	675
Supplies	81	79
Total (approximates current cost)	$1,572	$1,543
Decrease to last in, first out (“LIFO”) costs	(3)	(7)
	$1,569	$1,536
Recognized as:
Inventories	$1,362	$1,321
Other assets	207	215

Inventories valued under the LIFO method	145	133

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

As part of the Dermavant acquisition, the Company acquired $97 million of inventory, which includes a $63 million purchase accounting inventory fair value adjustment. As of March 31, 2025 and December 31, 2024, there was $47 million and $56 million, respectively, remaining in inventory related to the fair value adjustment.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt

The following is a summary of Organon’s total debt:

($ in millions)	March 31, 2025	December 31, 2024
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,543	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€722 million in 2025 and €724 million in 2024)	779	755
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,348	1,304
5.125% notes due 2031	2,000	2,000
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	169	165
NovaQuest Funding Agreement (1)	103	103
Other borrowings	7	7
Other (discounts and debt issuance costs)	(93)	(97)
Total principal long-term debt	$8,956	$8,880
Less: Current portion of long-term debt	20	20
Total Long-term debt, net of current portion	$8,936	$8,860
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of March 31, 2025, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) the Company assumed in connection with its acquisition of Dermavant and the NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”) debt is $156 million and $102 million, respectively.

The nature and terms of Organon’s long-term debt are described in detail in Note 12. “Long-Term Debt and Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

There were no outstanding balances under the Revolving Credit Facility as of March 31, 2025 or December 31, 2024. The Company borrowed $60 million on the Revolving Credit Facility in April 2025.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2025	December 31, 2024
Long-term debt	2	$8,273	$8,354
Long-term debt (RIPSA & NovaQuest)	3	272	268

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

The Company made interest payments related to its debt instruments of $41 million for the three months ended March 31, 2025. The average maturity of the Company’s long-term debt as of March 31, 2025 is approximately 5.3 years and the weighted-average interest rate on total borrowings as of March 31, 2025 is 5.1%.

Notes to Condensed Consolidated Financial Statements (unaudited)
The schedule of principal payments required on long-term debt for the next five years, exclusive of $14 million of accrued interest related to the RIPSA and NovaQuest debt, and thereafter are as follows:

($ in millions)
2025	$6
2026	25
2027	62
2028	3,490
2029	9
Thereafter	5,443

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of March 31, 2025, the Company is in compliance with all financial covenants and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2025	December 31, 2024
Other current assets:
Forward contracts	2	$15	$29
Other assets:
Cross-currency swap	2	2	27
Accrued and other current liabilities:
Contingent consideration	3	—	75
Forward contracts	2	14	13
Other noncurrent liabilities:
Contingent consideration	3	330	319

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange (gains) losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange (gains) losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.7 billion and $1.4 billion as of March 31, 2025 and December 31, 2024, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €722 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt” for additional details.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended March 31,
($ in millions)	2025	2024
Euro-denominated debt instruments (loss) gain	$(70)	$49
Cross-currency swaps loss	(25)	—

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended March 31,
($ in millions)	2025	2024
Derivative gain in Exchange (gains) losses	$(2)	$(1)
Derivative gain in Interest expense	(4)	—

Notes to Condensed Consolidated Financial Statements (unaudited)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 6.26% to 8.05%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	March 31, 2025
Beginning balance	$394
Accretion	11
Payment	(75)
Ending balance	$330

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $249 million and $186 million of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable were not material for the three months ended March 31, 2025 and 2024.

12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive income (loss), pretax	1	(37)	(36)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(37)	(36)
Balance at March 31, 2024, net of taxes	$(14)	$(563)	$(577)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	32	32
Tax	—	—	—
Other comprehensive income, net of taxes	—	32	32
Balance at March 31, 2025, net of taxes	$(17)	$(600)	$(617)

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of March 31, 2025, potential future regulatory milestone payments of $25 million remain under the agreement.

Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Sales	$141	$170
Cost of sales	90	110
Selling, general and administrative	18	22

($ in millions)	March 31, 2025	December 31, 2024
Receivables from Samsung included in Other current assets	$10	$30
Payables to Samsung included in Trade accounts payable	89	143

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of March 31, 2025, only one jurisdiction remains under an Interim Operating Model Agreement.

Under the manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate, and Merck manufactures certain products for the Company, or its applicable affiliate. For details on the rights and responsibilities of the parties under the agreements, refer to Note 17 “Third-Party Arrangements” to the audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The amounts due under such agreements were:

($ in millions)	March 31, 2025	December 31, 2024
Due from Merck in Accounts receivable	$114	$148
Due to Merck in Accounts payable	380	362

Notes to Condensed Consolidated Financial Statements (unaudited)
Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended March 31,
($ in millions)	2025	2024
Sales	$18	$29
Cost of sales	16	27

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of March 31, 2025, the Fosamax Litigation comprises approximately 975 cases in Federal court, approximately 1,740 cases in New Jersey state court in Middlesex County, and approximately 275 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

All federal cases involving allegations of femur fractures have been transferred to a multidistrict litigation in the U.S District Court for the District of New Jersey (“Femur Fracture MDL”). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. The Femur Facture MDL court then dismissed with prejudice approximately 650 cases on these same preemption grounds. Following a series of appeals, including a U.S. Supreme Court decision in 2019, the Third Circuit ruled in September 2024 that plaintiffs’ failure-to-warn claims are not preempted by federal law. Consequently, 975 cases are now before the Femur Fracture MDL court for further litigation. On March 10, 2025, Organon filed a writ of certiorari to the U.S. Supreme Court seeking review of the Third Circuit decision.

Notes to Condensed Consolidated Financial Statements (unaudited)
In New Jersey state court, the parties selected an initial group of cases to be reviewed through fact discovery, and Merck continues to select additional cases to be reviewed. In California state court, the cases have been consolidated before a single judge in Orange County, California, and discovery is presently stayed.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. As of March 31, 2025, Merck had 19 cases pending outside the United States, of which 10 relate to Implanon and nine relate to Nexplanon.

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

Nexplanon

On February 24, 2025, Organon received a Paragraph IV Certification Letter notifying the Company that Xiromed Pharma Espana, S.L. (“Xiromed”) filed an abbreviated new drug application (“ANDA”) to the FDA seeking approval to market a generic version of Nexplanon in the United States prior to the expiration of U.S. Patent Nos. 8,722,037 (The “’037 patent”) and 9,757,552 (the “’552 patent”), in 2027 and 2030, respectively. On April 2, 2025, the Company sued Xiromed in the U.S. District Court for the District of New Jersey asserting that the filing of the ANDA infringed the ‘037 patent and ‘552 patent and triggering a stay of regulatory approval of Xiromed’s ANDA for up to 30 months.

In June 2017, Microspherix LLC (“Microspherix”) sued Organon in the U.S. District Court for the District of New Jersey asserting that the manufacturing, use, sale and importation of Nexplanon infringed several of Microspherix’s patents that claim radio-opaque, implantable drug delivery devices. Microspherix claimed damages from September 2014 until the patents expired in May 2021. In December 2023, the parties executed a settlement agreement, and the district court dismissed the case. Organon made its first payment of $35 million in December 2023, its second payment of $25 million in August 2024, and its final payment of $20 million in January 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of March 31, 2025, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of March 31, 2025 and December 31, 2024 was $10 million and $7 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “should,” “estimate,” “anticipate,” “plan,” “forecast,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including any potential pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to Organon’s customers and business partners; economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates; market volatility, downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, changing political or geopolitical conditions, market contraction, boycotts, and sanctions, as well as Organon’s ability to successfully manage uncertainties related to the foregoing; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the continued impact of the September 2024 loss of exclusivity (“LOE”) for Atozet™ (ezetimibe and atorvastatin); restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Securities and Exchange Commission and other U.S. and comparable government agencies; difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage; legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; loss of key employees or inability to identify and recruit new employees; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results discussed herein are not necessarily indicative of the results of any future period.

We are a global health care company with a primary focus on improving the health of women throughout their lives. We develop and deliver innovative health solutions through a portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands. We have a portfolio of more than 70 medicines and products across a range of therapeutic areas. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We operate six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, our group of companies.

Recent Developments

Business Development

Biogen Inc. (“Biogen”)

In March 2025, we acquired from Biogen the regulatory and commercial rights in the United States for Tofidence® (tocilizumab-bavi), a biosimilar to Actemra2 (tocilizumab), for intravenous infusion. Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arthritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement, we will pay an upfront payment of $51 million in July 2025, as well as tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, we recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

Other Macroeconomic Considerations

Geopolitical developments, global trade issues such as tariffs imposed by or on the United States, shifting U.S. federal government policies, policies hindering market access, and worsening macroeconomic conditions could impact our business and results of operations and may stress our working capital resources. While tariffs have not, to date, had a material impact on our business, future tariff actions could potentially have a significant effect on our supply chain and operating costs. Regulatory agency developments, including disruptions at the FDA and other agencies, could increase the time needed for review and approval of new drugs and medical devices, potentially delaying our product launches and impacting our business operations. Additionally, proposed cuts to Medicaid and changes in federal funding policies could reduce access to healthcare services for low-income individuals and impact our ability to develop new drugs. Management will continue to evaluate the potential impacts of the shifting geopolitical and macroeconomic landscape on our business, results of operations, liquidity, and capital resources. For additional information, please refer to Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results

Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
United States	$412	$371	11%	11%
International	1,101	1,251	(12)	(9)
Total	$1,513	$1,622	(7)%	(4)%

Worldwide sales were $1.5 billion for the three months ended March 31, 2025, a decrease of 7%, compared to 2024. Worldwide sales during the three months ended March 31, 2025 were negatively impacted by approximately 3%, or $44 million, due to unfavorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the three months ended March 31, 2025, primarily reflect the performance of:
•Nexplanon, due to increased demand and favorable pricing in the United States and the acceleration of our institutional business in Africa in order to meet demand;
•Vtama, reflecting the acquisition of Dermavant in the fourth quarter of 2024;
•Follistim AQ, due to a one-time buy-in as a result of our exit from our interim operating model agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first quarter of 2024, demand increase and favorable discount rates in the United States; and
•Emgality, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

This performance was more than offset by decreases for the three months ended March 31, 2025 in:
•Atozet, primarily due to LOE in France and Spain partially offset by increased demand in South Korea and the Asia Pacific cluster;
•Singulair® (montelukast sodium), due to the lower rate of respiratory infections in China when compared to 2024, lower demand in Japan and the impact of the mandatory annual price reductions in Japan; and
•Ontruzant, driven by the return to normalized levels of the contracted volume in Brazil and lower demand in the United States.

LOE negatively impacted sales of certain of our products by approximately $63 million during the three months ended March 31, 2025, based on the decrease in volume period over period. This was primarily driven by the LOE of Atozet in France and Rosuzet™ (ezetimibe and rosuvastatin) in Japan. Volume-based procurement (“VBP”) in China had an immaterial impact on our sales during the three months ended March 31, 2025. We expect VBP to continue to impact our established brands product portfolio for the next several quarters.

Our operations include a portfolio of products. Highlights of the sales of our products for the three months ended March 31, 2025 and 2024 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Nexplanon/Implanon NXT	$248	$220	13%	14%
NuvaRing	22	38	(43)	(41)
Marvelon/Mercilon	39	33	19	21
Follistim AQ	69	46	49	52
Jada	15	13	20	20

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 13% for the three months ended March 31, 2025, compared to 2024, primarily due to increased demand and favorable pricing in the United States and the acceleration of our institutional business in Africa in order to meet demand.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 43% for the three months ended March 31, 2025, compared to 2024, due to ongoing generic competition and the negative impact of increased government discount rates in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon™ (desogestrel and ethinyl estradiol pill) and Mercilon™ (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, increased 19% for the three months ended March 31, 2025, compared to 2024, as a result of increased demand and the phasing of shipments in China.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 49% for the three months ended March 31, 2025, compared to 2024, due to a one-time buy-in as a result of our exit from our interim operating model agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first quarter of 2024, demand increase and favorable discount rates in the United States.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 20% for the three months ended March 31, 2025, compared to 2024. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022 and favorable price and discount rates in the United States.

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Renflexis	$57	$69	(18)%	(17)%
Hadlima	47	30	55	57
Ontruzant	18	39	(54)	(54)
Brenzys	14	24	(39)	(35)

Renflexis is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales declined 18% for the three months ended March 31, 2025, compared to 2024, primarily due to unfavorable discount rates in the United States.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. We recorded sales of $47 million during the three months ended March 31, 2025, reflecting sales that have continued to ramp up since its July 2023 launch in the United States and a modest increase in international markets, partially offset by unfavorable discount rates in the United States. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three months ended March 31, 2025, compared to 2024, declined 54%, following the return to normalized levels of the contracted volume in Brazil and lower demand in the United States. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three months ended March 31, 2025, compared to 2024, declined 39%, as a result of the timing of international tenders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Established Brands

Established brands represents a broad portfolio of well-known brands, which generally are beyond market exclusivity, including leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management, for which generic competition varies by market.

Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Atozet	$77	$132	(42)%	(39)%
Zetia/Vytorin	107	112	(4)	(1)
Cozaar/Hyzaar	55	67	(18)	(16)

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 42% for the three months ended March 31, 2025, compared to 2024, primarily due to LOE in France and Spain, partially offset by increased demand in South Korea and the Asia Pacific cluster. We anticipate a continued significant decline in sales of Atozet in 2025 due to LOE, which occurred late in the third quarter of 2024, in certain markets in Europe.

Combined global sales of Zetia® (ezetimibe) and Vytorin® (ezetimibe / simvastatin), medicines for lowering LDL cholesterol, declined 4% for the three months ended March 31, 2025, compared to 2024, primarily driven by the decrease in demand and pricing pressure in various international markets, partially offset by increased demand in China.

Combined global sales of Cozaar® (losartan potassium) and Hyzaar® (losartan potassium and hydrochlorothiazide), medicines for the treatment of hypertension, declined 18% for the three months ended March 31, 2025, compared to 2024, driven by decreased demand in China and Japan and mandatory annual price reductions in Japan.

Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Singulair	$74	$98	(24)%	(22)%
Nasonex	72	77	(7)	(4)
Dulera	43	56	(22)	(21)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, decreased 24% for the three months ended March 31, 2025, compared to 2024, due to the lower rate of respiratory infections in China when compared to 2024, lower demand in Japan and the impact of the mandatory annual price reductions in Japan.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 7% for the three months ended March 31, 2025, compared to 2024, due to the prior year phasing of shipments related to the implementation of our enterprise resource planning (“ERP”) system in various international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as ZenhaleTM in certain markets outside of the United States, a combination medicine for the treatment of asthma, declined 22% for the three months ended March 31, 2025, compared to 2024, primarily due to the loss of a customer contract, discount rate pressure in the United States and decreased demand in Canada.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Arcoxia	$62	$75	(18)%	(16)%
Vtama	24	—	*	*
* Calculation not meaningful.

Sales of Arcoxia™ 1 (etoricoxib), a medicine for the treatment of arthritis and pain, declined 18% for the three months ended March 31, 2025, compared to 2024, primarily due to the phasing of shipments in various international regions.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, were $24 million for the three months ended March 31, 2025. Vtama is a product that we acquired as part of our acquisition of Dermavant in the fourth quarter of 2024.

Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024
Emgality/Rayvow	$32	$10	229%	247%

Sales of Emgality a medicine for the preventive treatment of migraine and Rayvow, a medicine for acute treatment of the headache phase of migraine attacks, increased for the three months ended March 31, 2025, compared to 2024, primarily due to a full quarter of sales in 2025 as compared to a partial quarter of sales in 2024 as a result of our the acquisition of the distribution and promotion rights from Lilly in January of 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2025	2024
Cost of sales	$672	$665	1%
Gross profit	841	957	(12)

Selling, general and administrative	420	431	(3)
Research and development	96	112	(14)
Acquired in-process research and development and milestones	6	15	(60)
Restructuring costs	86	23	*
Interest expense	124	131	(5)
Exchange (gains) losses	(4)	6	*
Other expense, net	12	3	*
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 1% for the three months ended March 31, 2025, compared to 2024, primarily due to increased amortization expense due to the acquisition of intangibles in the prior year, amortization of $9 million associated with the inventory fair value adjustment related to the Dermavant acquisition, partially offset by foreign exchange translation. Cost of sales includes amortization of intangible assets of $50 million and $33 million for the three months ended March 31, 2025 and 2024, respectively. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs.

Gross Profit

Gross profit decreased 12% for the year ended March 31, 2025, compared to 2024, due to the impact of unfavorable price and decreased sales due to volume and foreign exchange translation.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3% for the three months ended March 31, 2025, compared to 2024, due to lower costs related to the prior year implementation of our ERP system offset by increased costs associated with the promotion of our recently acquired products.

Research and Development

Research and development expenses decreased 14% for the three months ended March 31, 2025, compared to 2024, primarily due to a decrease in clinical study activity.

Acquired In-Process Research and Development and Milestones

For the three months ended March 31, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our current agreement with Centergene, due to the evolving fertility landscape in China. We will continue to assess and evaluate future commercial opportunities with Centergene. For the three months ended March 31, 2024 acquired in-process research and development and milestones of $15 million represents the research and development milestones related to Henlius that were determined to be probable of being achieved.

Restructuring Costs

For the three months ended March 31, 2025, we incurred $86 million of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025. The restructuring activities combined with other Company cost savings initiatives are expected to result in approximately $200 million of annual savings. For the three months ended March 31, 2024 we incurred $23 million of headcount-related restructuring expense related to the optimization of our internal operations, primarily the research and development function.

Interest Expense

Interest expense decreased 5% for the three months ended March 31, 2025, compared to 2024, reflecting lower interest rates as a result of refinancing a portion of our long-term debt in the prior year and lower reference rates on our variable rate debt, partially offset by interest related to the debt acquired as part of the Dermavant acquisition.

Exchange (Gains) Losses

Exchange (gains) losses increased for the three months ended March 31, 2025, compared to 2024, driven by gains in foreign currencies.

Other Expense, net

Other expense increased for the three months ended March 31, 2025, compared to 2024, due to the accretion of the contingent consideration related to the Dermavant acquisition.

Taxes on Income

The effective income tax rate was 13.4% and 14.7% for the three months ended March 31, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the favorable closure of the two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $547 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

Working capital is defined as current assets less current liabilities and was $1.76 billion and $1.63 billion as of March 31, 2025 and December 31, 2024, respectively. Working capital was impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments, as well as an increase in receivables due to the timing of shipments, a lower cash balance due to milestone payments and the timing of annual incentive compensation payments in the first quarter of 2025.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $249 million and $186 million of our accounts receivable as of March 31, 2025 and December 31, 2024, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on the Company’s’ accounts receivable factoring and related agreements.

Net cash provided by operating activities was $75 million for the three months ended March 31, 2025, compared to $76 million for the same period in the prior year due to lower operating income offset by our active cash cycle management.

Net cash used in investing activities was $172 million for the three months ended March 31, 2025, compared to $96 million for the same period in the prior year, primarily due to increased milestone payments, partially offset by lower capital spending as a result of the completion of the implementation of our ERP system.

Net cash used in financing activities remained consistent for the three months ended March 31, 2025, compared with the same period in the prior year. The primary activities included routine debt repayments and the payment of dividends.

As part of our post-spinoff plan, we have an ongoing initiative to further optimize our manufacturing and supply network. As part of this initiative, we will continue to separate our supply chain through planned exits from supply agreements from Merck through 2031. This will enable us to redefine our appropriate sourcing strategy, and move to fit-for-purpose supply chains, while focusing on delivering efficiencies. We anticipate we will incur costs associated with this separation, including but not limited to accelerated depreciation, exit premiums and fees, technology transfer costs, stability and qualification batch costs, one-time resourcing costs, regulatory and filing costs, capital investment, and inventory stock bridges.

Our contractual obligations as of March 31, 2025, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details. As of March 31, 2025, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the first quarter of 2025, we paid cash dividends of $0.28 per share. On May 1, 2025, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock, which reduces the quarterly dividend from $0.28 per share. We anticipate redirecting the funds from the dividend payment to the repayment and/or repurchase of debt. The dividend is payable on June 12, 2025, to stockholders of record at the close of business on May 12, 2025.

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2025. There have been no changes to our accounting policies as of March 31, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended March 31, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ending March 31, 2025. Based upon that evaluation, our CEO and our CFO concluded that, as of March 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2025, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

+10.1	—
Organon Non-Employee Director Savings Plan, as amended and restated on January 1, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).

+10.2	—
Form of Global Terms for 2025 Non-Qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).

+10.3	—
Form of Global Terms for 2025 Performance Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).

+10.4	—
Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Stock Default) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).

+10.5	—
Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Cash Default) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).

*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith
	+	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: May 2, 2025	/s/ Kathryn DiMarco
Kathryn DiMarco
Senior Vice President Finance - Corporate Controller

Date: May 2, 2025	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer