Form 10-Q
period 2025-06-30
Organon & Co.
filed 2025-08-06
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on July 30, 2025: 259,965,579

The following notations in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”) have the meanings as set forth below:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,594	$1,607	$3,107	$3,229
Cost of sales	720	668	1,392	1,333
Gross profit	874	939	1,715	1,896

Selling, general and administrative	453	437	873	868
Research and development	95	116	191	228
Acquired in-process research and development and milestones	—	15	6	30
Restructuring costs	2	—	88	23
Interest expense	131	131	255	262
Exchange (gains) losses	(1)	(1)	(5)	5
Other (income) expense, net	(35)	6	(23)	9
Income before income taxes	229	235	330	471
Income tax expense	84	40	98	75
Net income	$145	$195	$232	$396

Earnings per share:
Basic	$0.56	$0.76	$0.90	$1.54
Diluted	$0.56	$0.75	$0.89	$1.53

Weighted average shares outstanding:
Basic	259,939	257,288	258,906	256,492
Diluted	260,156	258,598	260,584	258,480

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$145	$195	$232	$396
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	—	—	—	1
Cumulative translation adjustment	45	(35)	77	(72)
	45	(35)	77	(71)
Comprehensive income	$190	$160	$309	$325

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	June 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$599	$675
Accounts receivable (net of allowance for doubtful accounts of $12 in 2025 and $14 in 2024)	1,484	1,358
Inventories (excludes inventories of $240 in 2025 and $215 in 2024 classified in Other assets)	1,454	1,321
Other current assets	1,081	994
Total Current Assets	4,618	4,348
Property, plant and equipment, net	1,266	1,168
Goodwill	4,680	4,680
Intangibles, net	1,362	1,414
Other assets	1,574	1,491
Total Assets	$13,500	$13,101

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$115	$20
Trade accounts payable	1,067	1,153
Accrued and other current liabilities	1,420	1,411
Income taxes payable	194	134
Total Current Liabilities	2,796	2,718
Long-term debt	8,781	8,860
Deferred income taxes	69	74
Other noncurrent liabilities	1,121	977
Total Liabilities	12,767	12,629
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 259,965 in 2025 and 257,799 in 2024	3	3
Additional paid-in capital	139	108
Retained earnings	1,163	1,010
Accumulated other comprehensive loss	(572)	(649)
Total Stockholders’ Equity	733	472
Total Liabilities and Stockholders’ Equity	$13,500	$13,101
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at April 1, 2024	255,847	$3	$49	$573	$(577)	$48
Net income	—	—	—	195	—	195
Other comprehensive loss, net of taxes	—	—	—	—	(35)	(35)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(78)	—	(78)
Stock-based compensation plans and other	1,626	—	14	—	—	14
Balance at June 30, 2024	257,473	$3	$63	$690	$(612)	$144

Balance at April 1, 2025	257,950	$3	$130	$1,026	$(617)	$542
Net income	—	—	—	145	—	145
Other comprehensive income, net of taxes	—	—	—	—	45	45
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(8)	—	(8)
Stock-based compensation plans and other	2,015	—	9	—	—	9
Balance at June 30, 2025	259,965	$3	$139	$1,163	$(572)	$733

Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	396	—	396
Other comprehensive loss, net of taxes	—	—	—	—	(71)	(71)
Cash dividends declared on common stock ($0.56 per share)	—	—	—	(149)	—	(149)
Stock-based compensation plans and other	1,847	—	38		—	38
Balance at June 30, 2024	257,473	$3	$63	$690	$(612)	$144

Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	232	—	232
Other comprehensive income, net of taxes	—	—	—	—	77	77
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(79)	—	(79)
Stock-based compensation plans and other	2,166	—	31	—	—	31
Balance at June 30, 2025	259,965	$3	$139	$1,163	$(572)	$733
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$232	$396
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	70	64
Amortization	103	67
Impairment of assets	9	—
Acquired in-process research and development and milestones	6	30
Accretion and changes in fair value in contingent consideration	23	—
Deferred income tax (benefit) expense	(7)	26
Stock-based compensation	46	54
Unrealized foreign exchange loss (gain)	1	(20)
Gain on debt repurchase	(46)	—
Other	44	14
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(76)	88
Inventories	(31)	(39)
Other current assets	(78)	(156)
Trade accounts payable	(109)	(56)
Accrued and other current liabilities	(59)	(92)
Income taxes payable	46	2
Other	121	30
Net Cash Flows Provided by Operating Activities	295	408
Cash Flows from Investing Activities
Capital expenditures	(71)	(78)
Proceeds from sale of property, plant and equipment	1	1
Acquired in-process research and development and milestones	(10)	(15)
Dermavant acquisition, net of cash acquired	(75)	—
Purchase of product rights and asset acquisition	(55)	(50)
Net Cash Flows Used in Investing Activities	(210)	(142)
Cash Flows from Financing Activities
Proceeds from debt	430	1,036
Repayments of debt	(634)	(1,043)
Payment of long-term debt issuance costs	—	(36)
Employee withholding taxes related to stock-based awards	(13)	(16)
Dividend payments	(81)	(149)
Net Cash Flows Used in Financing Activities	(298)	(208)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	137	(47)
Net (Decrease) Increase in Cash and Cash Equivalents	(76)	11
Cash and Cash Equivalents, Beginning of Period	675	693
Cash and Cash Equivalents, End of Period	$599	$704
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is a global health care company with a primary focus on improving the health of women throughout their lives. Organon develops and delivers innovative health solutions through a portfolio of more than 70 medicines and products including prescription therapies and medical devices within its women’s health, and general medicines product portfolios (the “Organon Products”). The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

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

•General Medicines: Organon’s current general medicines portfolio includes leading brands in cardiovascular, respiratory and dermatology as well as non-opioid pain management and biosimilars of immunology and oncology treatments. Organon’s immunology and oncology biosimilar medicines have been launched in several countries. Several brands in general medicines lost exclusivity years ago and have faced generic competition for some time.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Segments

During the second quarter 2025, the Company concluded that the Company operates as one operating segment, which is comprised of two reporting units, U.S. and International. Organon is engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies and medical devices within women's health and general medicines. The Company’s chief operating decision‑maker (the “CODM”) is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for our one operating segment based on consolidated net income that is reported on the consolidated statements of income. The Company has also evaluated the significant segment expenses incurred by our single segment and regularly provided to the CODM. The significant segment expenses provided to the CODM are consistent with those reported on the Condensed Consolidated Statements of Income and include cost of sales, selling, general and administrative, research and development, interest expense and income taxes. The CODM uses these metrics to make key operating decisions such as: approving a new product launch strategy, making significant capital expenditures, approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting capital resource allocation. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the effects of this guidance on its related disclosures.

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

3. Acquisitions and Licensing Arrangements

Biogen Inc. (“Biogen”)

In March 2025, Organon acquired from Biogen the regulatory and commercial rights in the United States for Tofidence® (tocilizumab-bavi). Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arthritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement with Biogen, Organon paid an upfront payment of $51 million in July 2025, and will be obligated to pay tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, the Company recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

Dermavant Sciences Ltd. (“Dermavant”)

On October 28, 2024, Organon acquired Dermavant, a company dedicated to developing and commercializing innovative therapeutics in immuno-dermatology. Dermavant’s novel product, Vtama® (tapinarof) cream, for the topical treatment of mild, moderate, and severe plaque psoriasis in adults, was approved by the U.S. Food and Drug Administration (the “FDA”) in May 2022. In December 2024, the FDA approved Vtama for the treatment of atopic dermatitis, also known as eczema, in adults and children two years of age and older. Atopic dermatitis is one of the most common inflammatory dermatological conditions in adults, presenting a higher disease burden for women compared to men. The acquisition expanded Organon’s existing portfolio of general medicines.

Notes to Condensed Consolidated Financial Statements (unaudited)
Consideration for Dermavant consists of the upfront payment of $175 million and a $75 million milestone payment upon regulatory approval of the atopic dermatitis indication in the U.S., which was paid in the first quarter of 2025, as well as payments of up to $950 million for the achievements of certain commercial milestones, tiered royalties on net sales, and the assumption of liabilities, including certain debt obligations, which were accounted for at fair value on the acquisition date.

The transaction was accounted for as a business combination. The aggregate consideration is calculated as follows:

(in millions)
Cash consideration paid to Dermavant at closing	$198
Fair value of contingent consideration	383
Aggregate purchase price consideration	$581

Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $1.025 billion, including: (i) up to $75 million in cash payable upon regulatory approval, and (ii) up to $950 million for the achievements of certain commercial milestones. The fair value of the contingent consideration recognized on the acquisition date was determined using the inputs disclosed in Note 11. “Financial Instruments.” The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.

As of June 30, 2025, the final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed. The Company has not made any adjustments to the allocation of the consideration since initially reported in the fourth quarter of 2024.

In the first quarter of 2025, the Company paid $75 million for the regulatory milestone related to the atopic dermatitis indication of Vtama in the U.S. achieved during the fourth quarter of 2024, and paid $35 million related to sales-based milestones that were achieved in the fourth quarter of 2024 related to an assumed licensing agreement.

In April 2025, Health Canada approved Nduvra™ (tapinarof) cream, the first in a novel class of aryl hydrocarbon receptor agonists to be approved in Canada for the topical treatment of plaque psoriasis in adults. As a result, in the second quarter of 2025, the Company reclassified the acquired IPR&D intangible asset to product and product rights and will amortize the intangible asset over nine years.

Suzhou Centergene Pharmaceuticals (“Centergene”)

Due to changes in the evolving fertility landscape in China, the Company exited its agreement with Centergene. As a result, the Company recognized $6 million for the six months ended June 30, 2025 in Acquired in-process research and development and milestones.

Eli Lilly (“Lilly”)

As of June 30, 2025, Organon has $240 million accrued in Other noncurrent liabilities related to the probable sales-based milestones. In January 2025, the Company paid $20 million related to the milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

In February 2025, Organon paid $10 million related to the milestone for the development of HLX11, an investigational biosimilar of Perjeta2 (pertuzumab), which was recognized as Acquired in-process research and development and milestones in 2024. In March 2025, the European Medicines Agency validated the marketing authorization application for HLX11.

Oss Biotech Site

In July 2025, Organon acquired the Oss Biotech manufacturing facility in the Netherlands from Merck & Co., Inc., Rahway, NJ, US (“Merck”). This agreement covers Organon’s fertility drug substance production and associated support functions. Organon is required to pay aggregate consideration of $25 million, of which $15 million was paid in July 2025 and the remaining $10 million will be paid in the first half of 2026.

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$145	$195	$232	$396

Basic weighted average number of shares outstanding	259,939	257,288	258,906	256,492
Stock awards and equity units (share equivalent)	217	1,310	1,678	1,988
Diluted weighted average common shares outstanding	260,156	258,598	260,584	258,480

EPS:
Basic	$0.56	$0.76	$0.90	$1.54
Diluted	$0.56	$0.75	$0.89	$1.53

Anti-dilutive shares excluded from the calculation of EPS	18,568	10,106	17,761	10,010

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$163	$77	$240	$171	$70	$242	$339	$148	$488	$324	$137	$462
Follistim AQ	30	43	74	22	40	62	65	77	142	33	75	108
NuvaRing	7	21	28	10	19	29	13	37	50	26	41	67
Ganirelix Acetate Injection	3	25	27	5	22	27	7	47	54	11	45	56
Marvelon/Mercilon	—	33	33	—	41	41	—	72	72	—	73	73
Jada	18	—	18	14	—	14	33	—	33	27	—	27
Other Women’s Health (1)	14	27	42	13	23	34	30	57	86	27	52	79
General Medicines
Biosimilars
Renflexis	46	17	63	56	13	69	90	30	120	111	27	138
Hadlima	36	14	50	20	8	28	69	27	96	42	16	58
Ontruzant	5	26	31	10	38	48	8	41	49	18	69	87
Brenzys	—	22	22	—	12	12	—	36	36	—	36	36
Aybintio	—	4	4	—	7	7	—	10	10	—	15	15
Tofidence	3	—	3	—	—	—	3	—	3	—	—	—
Cardiovascular
Atozet	—	86	86	—	140	140	—	162	162	—	271	271
Zetia	1	72	74	2	73	75	3	156	159	4	155	159
Cozaar/Hyzaar	2	54	56	2	58	60	4	107	111	5	122	127
Vytorin	1	26	27	2	26	28	2	48	50	3	52	56
Rosuzet	—	6	6	—	9	9	—	10	10	—	25	25
Other Cardiovascular (1)	1	33	34	1	31	32	1	64	65	1	71	71
Respiratory
Singulair	2	64	66	2	90	93	4	136	140	5	186	190
Nasonex	—	66	66	—	60	60	—	137	137	—	137	137
Dulera	32	9	41	39	8	47	66	19	84	82	21	103
Clarinex	1	33	34	1	35	35	1	67	68	2	71	73
Other Respiratory (1)	11	3	14	8	4	13	21	6	27	15	6	22
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	63	63	—	68	68	—	124	124	—	143	143
Fosamax	—	34	34	1	34	35	2	65	67	3	72	74
Diprospan	—	41	41	—	37	37	—	71	71	—	66	66
Vtama	29	2	31	—	—	—	49	6	54	—	—	—
Other Non-Opioid Pain, Bone and Dermatology (1)	4	76	80	5	73	78	7	143	151	9	141	151
Other
Propecia	1	30	32	2	27	28	3	55	58	3	47	51
Emgality/Rayvow	—	42	42	—	30	30	—	74	74	—	40	40
Proscar	—	22	22	—	23	23	—	46	46	1	49	50
Other (1)	3	85	87	2	69	72	5	159	164	7	149	155
Other (2)	1	24	23	—	31	31	1	44	46	(1)	61	59
Revenues	$414	$1,180	$1,594	$388	$1,219	$1,607	$826	$2,281	$3,107	$758	$2,471	$3,229
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Europe and Canada	$419	$457	$795	$907
United States	414	388	826	758
Asia Pacific and Japan	250	260	502	546
China	204	216	409	421
Latin America, Middle East, Russia, and Africa	285	251	524	525
Other (1)	22	35	51	72
Revenues	$1,594	$1,607	$3,107	$3,229
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”) and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Stock-based compensation expense recognized in:
Cost of sales	$4	$5	$8	$9
Selling, general and administrative	14	18	30	36
Research and development	4	5	8	9
Total	$22	$28	$46	$54

Income tax benefits	$5	$6	$10	$11

The fair value of options granted was determined using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected dividend yield	7.41%	6.00%
Risk-free interest rate	4.08	4.12
Expected volatility	40.25	41.02
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the six months ended June 30, 2025 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	6,948	$29.44	$7.70	8,590	$20.28	1,121	$28.44
Granted/Issued	2,587	14.89	3.03	5,808	14.79	263	19.49
Vested/Exercised	—	—	—	(3,208)	23.31	(209)	35.54
Forfeited/Cancelled	(389)	27.05	6.63	(1,372)	17.12	(167)	34.51
Outstanding as of June 30, 2025	9,146	$25.43	$6.42	9,818	$16.52	1,008	$23.62

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of June 30, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	8,774	$25.43	$—	7.20	5,336	$31.79	$—	5.66
RSUs	9,006		95	2.16
PSUs	309		3	1.74

The amount of unrecognized compensation costs as of June 30, 2025 was $172 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.14 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	June 30, 2025	December 31, 2024
Beginning balance	$14	$61
Severance & severance related costs	88	31
Cash payments and other	(72)	(78)
Ending Balance	$30	$14

Organon expects the remaining severance payments associated with the restructuring activities to be primarily paid in 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 37.0% and 17.3% for the three months ended June 30, 2025 and 2024, respectively, and 29.8% and 16.0% for the six months ended June 30, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the favorable closure of the two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

On July 4, 2025, House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. The Company is evaluating the impacts of the OBBBA on its U.S. cash tax liability and income tax provision.

9. Inventories

Inventories consisted of:

($ in millions)	June 30, 2025	December 31, 2024
Finished goods	$804	$764
Raw materials	12	25
Work in process	809	675
Supplies	69	79
Total (approximates current cost)	$1,694	$1,543
Decrease to last in, first out (“LIFO”) costs	—	(7)
	$1,694	$1,536
Recognized as:
Inventories	$1,454	$1,321
Other assets	240	215

Inventories valued under the LIFO method	145	133

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

As part of the Dermavant acquisition, the Company acquired $97 million of inventory, which includes a $63 million purchase accounting inventory fair value adjustment. As of June 30, 2025 and December 31, 2024, there was $37 million and $56 million, respectively, remaining in inventory related to the fair value adjustment.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings consist of the following:

($ in millions)	June 30, 2025	December 31, 2024
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,543	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€720 million in 2025 and €724 million in 2024)	842	755
Revolving credit facility	100	—
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,462	1,304
5.125% notes due 2031	1,758	2,000
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	173	165
NovaQuest Funding Agreement	—	103
Other borrowings	8	7
Other (discounts and debt issuance costs)	(90)	(97)
Total principal long-term debt and short-term borrowings	$8,896	$8,880
Less: Current portion of long-term debt and short-term borrowings	115	20
Total Long-term debt, net of current portion	$8,781	$8,860
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of June 30, 2025, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its acquisition of Dermavant is $156 million.

The nature and terms of Organon’s long-term debt are described in detail in Note 12. “Long-Term Debt and Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the second quarter of 2025, the Company repurchased and cancelled $242 million of the Company’s 5.125% notes due in 2031 (“the 2031 Notes”) prior to maturity which resulted in a pre-tax gain on extinguishment of debt of $42 million, recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025.

During the second quarter of 2025, the Company voluntarily repaid and terminated the funding agreement with NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”, and such agreement, the “NovaQuest Funding Agreement”) valued at $103 million. The termination resulted in a pre-tax gain on extinguishment of debt of $4 million, recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025.

For the six months ended June 30, 2025 the Company had borrowings and repayments on the revolver of $430 million and $330 million, respectively.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2025	December 31, 2024
Long-term debt	2	$8,255	$8,354
Long-term debt (RIPSA & NovaQuest)	3	173	268

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company made interest payments related to its debt instruments of $234 million for the six months ended June 30, 2025. The average maturity of the Company’s long-term debt as of June 30, 2025 is approximately 5.1 years and the weighted-average interest rate on total borrowings as of June 30, 2025 is 5.0%.

The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $17 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2025	$104
2026	10
2027	10
2028	3,572
2029	10
Thereafter	5,263

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of June 30, 2025, the Company is in compliance with all financial covenants, and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2025	December 31, 2024
Other current assets:
Forward contracts	2	$38	$29
Other assets:
Cross-currency swap	2	—	27
Accrued and other current liabilities:
Contingent consideration	3	—	75
Forward contracts	2	27	13
Other noncurrent liabilities:
Contingent consideration	3	342	319
Cross-currency swap	2	102	—

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange (gains) losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange (gains) losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.8 billion and $1.4 billion as of June 30, 2025 and December 31, 2024, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €720 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt and Short-Term Borrowings” for additional details.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Euro-denominated debt instruments (loss) gain	$(179)	$26	$(249)	$75
Cross-currency swaps loss	(104)	4	(129)	4

Notes to Condensed Consolidated Financial Statements (unaudited)

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Derivative gain in Exchange (gains) losses	$(17)	$(8)	$(19)	$(9)
Derivative gain in Interest expense	(1)	(2)	(5)	(2)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 6.26% to 8.05%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	June 30, 2025
Beginning balance	$394
Accretion and changes in fair value in Other (income) expense, net	23
Payment	(75)
Ending balance	$342

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $280 million and $186 million of accounts receivable as of June 30, 2025 and December 31, 2024, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable were not material for the six months ended June 30, 2025 and 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2024, net of taxes	$(14)	$(563)	$(577)
Other comprehensive loss, pretax	—	(35)	(35)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(35)	(35)
Balance at June 30, 2024, net of taxes	$(14)	$(598)	$(612)

Balance at April 1, 2025, net of taxes	$(17)	$(600)	$(617)
Other comprehensive income, pretax	—	45	45
Tax	—	—	—
Other comprehensive income, net of taxes	—	45	45
Balance at June 30, 2025, net of taxes	$(17)	$(555)	$(572)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive income (loss), pretax	1	(72)	(71)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(72)	(71)
Balance at June 30, 2024, net of taxes	$(14)	$(598)	$(612)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	77	77
Tax	—	—	—
Other comprehensive income, net of taxes	—	77	77
Balance at June 30, 2025, net of taxes	$(17)	$(555)	$(572)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of June 30, 2025, potential future regulatory milestone payments of $25 million remain under the agreement.

Notes to Condensed Consolidated Financial Statements (unaudited)
Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Sales	$170	$165	$311	$335
Cost of sales	102	107	192	217
Selling, general and administrative	20	20	38	42

($ in millions)	June 30, 2025	December 31, 2024
Receivables from Samsung included in Other current assets	$27	$30
Payables to Samsung included in Trade accounts payable	125	143

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of June 30, 2025, only one jurisdiction remains under an Interim Operating Model Agreement.

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

The amounts due under such agreements were:

($ in millions)	June 30, 2025	December 31, 2024
Due from Merck in Accounts receivable	$157	$148
Due to Merck in Accounts payable	421	362

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Sales	$19	$28	$37	$57
Cost of sales	16	25	32	52

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of June 30, 2025, the Fosamax Litigation comprises approximately 974 cases in Federal court, approximately 1,714 cases in New Jersey state court, and approximately 272 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

All federal cases involving allegations of femur fractures have been transferred to a multidistrict litigation in the U.S. District Court for the District of New Jersey (“Femur Fracture MDL”). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. The Femur Facture MDL court then dismissed with prejudice approximately 650 cases on these same preemption grounds. Following a series of appeals, including a U.S. Supreme Court decision in 2019, the Third Circuit ruled in September 2024 that plaintiffs’ failure-to-warn claims are not preempted by federal law. Consequently, approximately 974 cases are now before the Femur Fracture MDL court for further litigation. On March 10, 2025, Organon filed a writ of certiorari to the U.S. Supreme Court seeking review of the Third Circuit decision. On June 16, 2025, the Supreme Court denied the writ. In New Jersey state court, the cases have been consolidated before a single judge in Middlesex County. The parties have conducted fact and expert discovery in numerous cases though no cases have been tried yet and discovery is presently on hold. On July 28, 2025, the Company signed a Master Settlement Agreement with the New Jersey state and federal plaintiffs’ lawyers (“NJ MSA Attorneys”) that in exchange for a confidential, but non-material, sum requires at least 95% of the NJ MSA Attorneys’ eligible clients to release the Company and Merck of any liability related to their filed claims.

In California state court, the cases have been consolidated before a single judge in Orange County, California. In the only bellwether case tried to date in California, Galper v. Merck, the jury returned a verdict in Merck’s favor. The parties have conducted fact and expert discovery in multiple cases in California though, discovery is presently stayed.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in state court in California. As of June 30, 2025, Merck had 18 cases pending outside the United States, of which 8 relate to Implanon and 10 relate to Nexplanon.

Securities and Stockholder Derivative Litigation

On May 27, 2025, a stockholder filed a lawsuit against the Company and certain of its officers on behalf of a putative class of stockholders who purchased or otherwise acquired shares between October 31, 2024 and April 30, 2025. A separate stockholder suit was filed on July 8, 2025 on behalf of a putative class of stockholders who purchased shares between November 3, 2022 and April 30, 2025. Plaintiffs in each of these cases allege that defendants made materially false and misleading statements

Notes to Condensed Consolidated Financial Statements (unaudited)
regarding the Company’s capital allocation strategy, including through the use of quarterly dividends, and its debt reduction strategy. These same allegations also form the basis for two stockholder derivative lawsuits filed against the Company, certain of its officers and directors. The stockholder derivative suits further allege that the individual defendants breached their fiduciary duties based on the purportedly materially false and misleading statements that were made. Each of the foregoing actions were filed in the U.S. District Court for the District of New Jersey and each seek unspecified monetary damages and other relief.

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

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of June 30, 2025, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of June 30, 2025 and December 31, 2024 was $8 million and $7 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including any potential pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to Organon’s customers and business partners; economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates; market volatility, downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, changing political or geopolitical conditions, market contraction, boycotts, and sanctions, as well as Organon’s ability to successfully manage uncertainties related to the foregoing; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the continued impact of the September 2024 loss of exclusivity (“LOE”) for Atozet™1 (ezetimibe and atorvastatin); the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive, which may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements for certain key products such as Nexplanon; restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Securities and Exchange Commission (“SEC”) and other U.S. and comparable government agencies; difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage; legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; loss of key employees or inability to identify and recruit new employees; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

We are a global health care company with a primary focus on improving the health of women throughout their lives. We develop and deliver innovative health solutions through a portfolio of prescription therapies and medical devices within our women’s health and general medicines portfolios. We have a portfolio of more than 70 medicines and products across a range of therapeutic areas. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We operate six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, our group of companies.

Recent Developments

Business Development

Biogen Inc. (“Biogen”)

In March 2025, we acquired from Biogen the regulatory and commercial rights in the United States for Tofidence, a biosimilar to Actemra2 (tocilizumab), for intravenous infusion. Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arthritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement with Biogen, we paid an upfront payment of $51 million in July 2025, and will be obligated to pay tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, we recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

Other Macroeconomic Considerations

Geopolitical developments, global trade issues such as tariffs imposed by or on the United States, shifting U.S. federal and state government policies, policies hindering market access, and worsening macroeconomic conditions could impact our business and results of operations and may stress our working capital resources. While tariffs have not, to date, had a material impact on our business, future tariff actions could potentially have a significant effect on our supply chain and operating costs. Regulatory agency developments, including disruptions at the FDA and other agencies, could increase the time needed for review and approval of new drugs and medical devices, potentially delaying our product launches and impacting our business operations. Additionally, proposed cuts to Medicaid and changes in federal funding policies could reduce access to healthcare services for low-income individuals and impact our ability to develop new drugs. Management will continue to evaluate the potential impacts of the shifting geopolitical and macroeconomic landscape on our business, results of operations, liquidity, and capital resources. For additional information, please refer to Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results

Sales Overview

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
United States	$414	$388	7%	7%	$826	$758	9%	9%
International	1,180	1,219	(3)	(4)	2,281	2,471	(8)	(6)
Total	$1,594	$1,607	(1)%	(1)%	$3,107	$3,229	(4)%	(3)%

Worldwide sales were $1.6 billion for the three months ended June 30, 2025, a decrease of 1%, compared to 2024. Worldwide sales were positively impacted by approximately 1% or $9 million, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the three months ended June 30, 2025 primarily reflect the performance of:
•Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024 and launch of the atopic dermatitis indication in the United States.
•Hadlima® (adalimumab-bwwd), reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets.
•Emgality® 2 (galcanezumab-gnlm), due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.
•Follistim AQ® (follitropin beta injection), due to a one-time buy-in as a result of our exit from our interim operating model (“IOM”) agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024, demand increase and favorable discount rates in the United States as well as increased demand in select international markets.

This performance was offset by decreases for the three months ended June 30, 2025 in:
•Atozet, primarily due to LOE in France, Spain and Japan partially offset by increased demand in Asia Pacific and Latin America.
•Singulair® (montelukast sodium), due to the lower demand and negative impact from price reductions in Japan and China.
•Ontruzant® (trastuzumab-dttb), due to unfavorable pricing in Brazil coupled with lower tendered volume from Brazil’s Ministry of Health when compared with 2024 and lower demand in the United States.

Worldwide sales were $3.1 billion for the six months ended June 30, 2025, a decrease of 4%, compared to 2024. Worldwide sales during the six months ended June 30, 2025 were negatively impacted by approximately 1%, or $34 million, due to unfavorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the six months ended June 30, 2025, primarily reflect the performance of:
•Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024 and launch of the Atopic Dermatitis indication in the United States.
•Hadlima, reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets.
•Emgality, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.
•Follistim AQ, due to a one-time buy-in as a result of our exit from our IOM agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024, demand increase and favorable discount rates in the United States as well as increased demand in select international markets.
•Nexplanon, primarily due to favorable pricing in the United States and increased demand in Brazil and our institutional business in Africa.

This performance was offset by decreases for the six months ended June 30, 2025 in:
•Atozet, primarily due to LOE in France, Spain and Japan partially offset by increased demand in Asia Pacific and Latin America.
•Singulair, due to the lower demand and negative impact from price reductions in Japan and China.

•Ontruzant, due to unfavorable pricing in Brazil coupled with lower tendered volume from Brazil’s Ministry of Health when compared with 2024 and lower demand in the United States.

LOE negatively impacted sales of certain of our products by approximately $60 million and $123 million during the three and six months ended June 30, 2025, respectively, based on the decrease in volume period over period. This was primarily driven by the LOE of Atozet in France, Spain and Japan and Rosuzet™ (ezetimibe and rosuvastatin) in Japan. Volume-based procurement (“VBP”) in China had an immaterial impact on our sales during the six months ended June 30, 2025. We expect VBP to continue to impact our general medicines product portfolio for the next several quarters.

Due to changing market conditions, new and evolving U.S. and international tariffs, U.S. tax law changes and regulatory uncertainty that impact our business, as well as the pharmaceutical industry, we have been and will continue to adapt our business and sales strategies to address this changing landscape in order to achieve our business objectives and remain competitive. Such strategies may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements for certain key products.

Our operations include a portfolio of products. Highlights of the sales of our products for the three and six months ended June 30, 2025 and 2024 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Nexplanon/Implanon NXT	$240	$242	(1)%	(1)%	$488	$462	6%	6%
NuvaRing	28	29	(4)	(6)	50	67	(26)	(26)
Marvelon/Mercilon	33	41	(18)	(19)	72	73	(2)	(1)
Follistim AQ	74	62	18	17	142	108	31	32
Jada	18	14	24	24	33	27	22	22

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, decreased 1% for the three months ended June 30, 2025, compared to 2024, primarily due to softer demand in the United States partially offset by favorable pricing in the United States, increased demand in various international markets, including Brazil and our institutional business in Africa. Sales increased 6% for the six months ended June 30, 2025, compared to 2024, primarily due to favorable pricing in the United States and increased demand in Brazil and our institutional business in Africa.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 4% and 26% for the three and six months ended June 30, 2025, compared to 2024, respectively, due to ongoing generic competition. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon™1 (desogestrel and ethinyl estradiol pill) and Mercilon™1 (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, declined 18% and 2% for the three and six months ended June 30, 2025, compared to 2024, respectively, as a result of the phasing of shipments in Asia Pacific and China.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 18% and 31% for the three and six months ended June 30, 2025, compared to 2024, respectively, due to a one-time buy-in as a result of our exit from our IOM agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024, an increase in demand and favorable discount rates in the United States, as well as increased demand in select international markets.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 24% and 22% for the three and six months ended June 30, 2025, compared to 2024, respectively. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022 and favorable pricing in the United States.

General Medicines

Biosimilars

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Renflexis	$63	$69	(9)%	(8)%	$120	$138	(13)%	(13)%
Hadlima	50	28	78	79	96	58	66	68
Ontruzant	31	48	(35)	(35)	49	87	(43)	(44)
Brenzys	22	12	76	79	36	36	1	4

Renflexis® (infliximab-abda) is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales declined 9% and 13% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily due to unfavorable discount rates in the United States partially offset by increased demand in Canada and Australia.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. We recorded sales of $50 million and $96 million during the three and six months ended June 30, 2025, respectively, reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three and six months ended June 30, 2025, compared to 2024, declined 35% and 43%, respectively, due to unfavorable pricing in Brazil coupled with lower tendered volume from Brazil’s Ministry of Health when compared with 2024 and lower demand in the United States. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys™ 1 (etanercept) is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three and six months ended June 30, 2025, compared to 2024, increased 76% and 1%, respectively, as a result of the timing of international tenders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Cardiovascular

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Atozet	$86	$140	(38)%	(39)%	$162	$271	(40)%	(39)%
Zetia/Vytorin	101	102	(1)	(3)	209	215	(3)	(2)
Cozaar/Hyzaar	56	60	(6)	(6)	111	127	(13)	(11)

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 38% and 40% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific and Latin America. We anticipate a continued significant decline in sales of Atozet in 2025 due to LOE, which occurred late in the third quarter of 2024, in certain markets in Europe.

Combined global sales of Zetia® (ezetimibe) and Vytorin® (ezetimibe / simvastatin), medicines for lowering LDL cholesterol, declined 1% and 3% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily driven by the decrease in demand and pricing pressure in various international markets.

Combined global sales of Cozaar® (losartan potassium) and Hyzaar® (losartan potassium and hydrochlorothiazide), medicines for the treatment of hypertension, declined 6% and 13% for the three and six months ended June 30, 2025, compared to 2024, respectively, driven by decreased hospital demand in China and decreased demand in Japan.

Respiratory

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Singulair	$66	$93	(29)%	(31)%	$140	$190	(27)%	(27)%
Nasonex	66	60	9	7	137	137	—	1
Dulera	41	47	(13)	(12)	84	103	(18)	(17)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, decreased 29% and 27% for the three and six months ended June 30, 2025, compared to 2024, respectively, due to lower demand and the negative impact from price reductions in Japan and China.

Global sales of Nasonex® (mometasone), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 9% and remained consistent for the three and six months ended June 30, 2025, compared to 2024, respectively, due to increased demand in China, Japan and the Middle East.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as ZenhaleTM in certain markets outside of the United States, a combination medicine for the treatment of asthma, declined 13% and 18% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Arcoxia	$63	$68	(7)%	(10)%	$124	$143	(13)%	(13)%
Vtama	31	—	*	*	54	—	*	*
* Calculation not meaningful.

Sales of Arcoxia™ 1 (etoricoxib), a medicine for the treatment of arthritis and pain, declined 7% and 13% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily due to decreased demand in Asia Pacific and China and the phasing of shipments in various international regions.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, were $31 million and $54 million for the three and six months ended June 30, 2025, respectively as a result of our acquisition of Dermavant in the fourth quarter of 2024 and launch of the atopic dermatitis indication in the United States.

Other

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Emgality/Rayvow	$42	$30	42%	37	$74	$40	88%	88%

Sales of Emgality, a medicine for the preventive treatment of migraine and Rayvow™ 2 (lasmiditan), a medicine for acute treatment of the headache phase of migraine attacks, increased for the three and six months ended June 30, 2025, compared to 2024, as a result of our acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2025	2024		2025	2024
Cost of sales	$720	$668	8%	$1,392	$1,333	4%
Gross profit	874	939	(7)	1,715	1,896	(10)

Selling, general and administrative	453	437	4	873	868	1
Research and development	95	116	(18)	191	228	(16)
Acquired in-process research and development and milestones	—	15	(100)	6	30	(80)
Restructuring costs	2	—	*	88	23	*
Interest expense	131	131	—	255	262	(3)
Exchange (gains) losses	(1)	(1)	—	(5)	5	*
Other (income) expense, net	(35)	6	*	(23)	9	*
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 8% and 4% for the three and six months ended June 30, 2025, compared to 2024. Cost of sales for the three and six months ended June 30, 2025, includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $10 million and $19 million, respectively, an impairment charge related to a currently marketed women’s health product of $9 million and amortization of intangible assets of $53 million and $103 million, respectively. Cost of sales for the three and six months ended June 30, 2024 includes amortization of intangible assets of $34 million and $67 million, respectively. In addition, the three and six months ended June 30, 2025 benefited from the impacts of favorable foreign exchange rates. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs.

Gross Profit

Gross profit decreased 7% and 10% for the three and six months ended June 30, 2025, compared to 2024, respectively, due to the impact of unfavorable price, decreased sales, unfavorable product mix and foreign exchange translation.

Selling, General and Administrative

Selling, general and administrative expenses increased 4% and 1% for the three and six months ended June 30, 2025, compared to 2024, respectively, due to increased costs associated with the promotion of our recently acquired products and Nexplanon and reserves for legal settlements offset by lower costs related to the prior year implementation of our ERP system.

Research and Development

Research and development expenses decreased 18% and 16% for the three and six months ended June 30, 2025, compared to 2024, respectively, primarily due to a decrease in headcount related expenses and clinical study activity. In July 2025, we announced that the Phase 2 ELENA proof-of-concept study evaluating the investigational candidate OG-6219 in endometriosis-related pain did not meet its primary efficacy endpoint. Based on these results, we will discontinue the OG-6219 clinical development program.

Acquired In-Process Research and Development and Milestones

For the six months ended June 30, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Centergene, due to the evolving fertility landscape in China. For the three months ended June 30, 2024, acquired in-process research and development and milestones of $15 million represented the research and development milestones of $5 million for Henlius and $10 million for Cirqle Biomedical (“Cirqle”), which were determined to be probable of being achieved. For the six months ended June 30, 2024, acquired in-process research and development and milestones of $30 million represent the research and development milestones of $20 million for Henlius and $10 million for Cirqle, which were determined to be probable of being achieved.

Restructuring Costs

For the three and six months ended June 30, 2025, we incurred restructuring costs of $2 million and $88 million, respectively, comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025. The restructuring activities combined with our other cost savings initiatives are expected to result in approximately $200 million of annual savings. For the six months ended June 30, 2024 we incurred restructuring costs of $23 million, comprised of headcount-related restructuring expense related to the optimization of our internal operations, primarily within the research and development function.

Interest Expense

Interest expense remained consistent and decreased 3% for the three and six months ended June 30, 2025, compared to 2024, respectively, and reflects lower interest rates as a result of refinancing a portion of our long-term debt in the prior year and lower reference rates on our variable rate debt, offset by interest related to the debt acquired as part of the Dermavant acquisition and previously unamortized debt issuance fees of approximately $2 million associated with the repurchase and cancellation of $242 million of the 2031 Notes.

Exchange (Gains) Losses

Exchange (gains) losses were positively impacted for the six months ended June 30, 2025, compared to 2024, as a result of the strengthening of foreign currencies against the U.S. dollar in the first half of 2025.

Other (Income) Expense, net

Other (income) expense increased for the three and six months ended June 30, 2025, compared to 2024, due to a $46 million pre-tax gain related to the repurchase and cancellation of approximately $242 million of the 2031 Notes and the repayment and termination of the NovaQuest Funding Agreement offset by the accretion of the contingent consideration related to the Dermavant acquisition.

Taxes on Income

The effective income tax rates were 37.0% and 17.3% for the three months ended June 30, 2025 and 2024, respectively, and 29.8% and 16.0% for the six months ended June 30, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the favorable closure of the two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

On July 4, 2025, House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. We are evaluating the impacts of the OBBBA on our U.S. cash tax liability and income tax provision.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $599 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

Working capital is defined as current assets less current liabilities and was $1.82 billion and $1.63 billion as of June 30, 2025 and December 31, 2024, respectively. Working capital was impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments; milestone payments; and net repayments of debt.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $280 million and $186 million of our accounts receivable as of June 30, 2025 and December 31, 2024, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on the Company’s’ accounts receivable factoring and related agreements.

Net cash provided by operating activities was $295 million for the six months ended June 30, 2025, compared to $408 million for the same period in the prior year due to lower operating income partially offset by our active cash cycle management.

Net cash used in investing activities was $210 million for the six months ended June 30, 2025, compared to $142 million for the same period in the prior year, primarily due to increased milestone payments, partially offset by lower capital spending as a result of the completion of the implementation of our ERP system.

Net cash used in financing activities was $298 million for the six months ended June 30, 2025, compared with $208 million for the same period in the prior year primarily driven by the repurchase and cancellation of $242 million of the 2031 Notes and the payment and termination of the NovaQuest Funding Agreement partially offset by borrowings on our Revolving Credit Facility and decreased dividend payments in the current year.

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

Our contractual obligations as of June 30, 2025, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details. As of June 30, 2025, total potential payments for contractual milestones are $2.6 billion. Potential amounts to be paid through the remainder of 2025 is approximately $85 million. As of June 30, 2025, other than the update for contractual milestones, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the second quarter of 2025, we paid cash dividends of $0.02 per share. On August 5, 2025, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on September 11, 2025, to stockholders of record at the close of business on August 15, 2025.

We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such transactions, if any, may be material, and will depend upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2025. There have been no changes to our accounting policies as of June 30, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended June 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ending June 30, 2025. Based upon that evaluation, our CEO and our CFO concluded that, as of June 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of any changes in our internal control over financial reporting that may have occurred during our most recently completed fiscal quarter. Based on that evaluation, our CEO and CFO concluded that during the quarter ended June 30, 2025, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” to the Condensed Consolidated Financial Statements included in Part I, Item. 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Key products generate a significant amount of our profits and cash flows, and any events that adversely affect the markets for our leading products could adversely affect our results of operations and financial condition.

Our ability to generate profits and operating cash flow depends largely upon the continued profitability of our key products, such as Nexplanon, Arcoxia, Singulair and the ezetimibe family of products. As a result of our dependence on key products, any event that adversely affects any of these products or the markets for any of these products could adversely affect our sales, results of operations or cash flows. These adverse events could include increased costs associated with manufacturing, product shortages, increased generic or over-the-counter availability of our products or competitive products, the discovery of previously unknown side effects, results of post-approval trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of these products for any reason. In addition, recent adverse market and political events could negatively impact our key products and/or our business, results of operation and financial condition as a whole. These recent adverse events may include, among other things, U.S. and international tariffs or other protectionist trade measures, the recent changes to U.S. tax laws, healthcare and regulatory reforms, including those relating to insurance coverage, and other U.S. and international regulatory changes. We also expect that competition will continue to adversely affect the sales of our key products (including generic competition as a result of LOE in 2024 for Atozet and if we are unable to obtain an additional period of market exclusivity for Nexplanon).

To address such adverse effects and remain competitive, we have and will continue to adapt our business and sales strategies, particularly in connection with our key products. Sales strategies have historically included product discount programs and discussing with wholesalers whether to increase inventory levels within the relevant agreement terms for select key products. In the United States, the current structure of our arrangements provides us with data on inventory levels at our wholesalers, which is closely monitored and reviewed to ensure that inventory levels are appropriate and reasonable in the normal course of business. Additionally, with respect to markets outside of the United States, inventory levels are also reviewed to the extent information is available by market or customer type. However, if demand does not keep pace with the additional inventory purchases, then channel inventory for such products could grow in any particular quarter, which could adversely affect corresponding product revenues and/or rate of returns in subsequent quarters. Moreover, if we choose to eliminate or reduce the use of these strategies or if wholesalers decrease their inventory levels, this could contribute to our quarterly and/or annual revenue failing to meet our expectations.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

+10.1	—	Amended and Restated Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-40235), filed on April 25, 2025).
*10.2	—	Organon & Co. Executive Change in Control Severance Program, as amended and restated on April 15, 2025.
*10.3	—	Organon & Co. Executive Severance Program, as amended and restated on April 15, 2025.
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith
	+	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: August 6, 2025	/s/ Lynette Holzbaur
Lynette Holzbaur
Senior Vice President Finance - Corporate Controller

Date: August 6, 2025	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer