Form 10-K/A
period 2024-12-31
Organon & Co.
filed 2025-11-10
CIK 1821825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

The number of shares of Common Stock outstanding as of the close of business on February 25, 2025: 257,950,149

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), that was filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

The following notations in this Annual Report on Form 10-K, as amended, have the meanings as set forth below:

¹Indicates, in this Annual Report on Form 10-K, as amended, brand names of products, which are not available in the United States.

²Indicates brand names of products that are trademarks not owned by Organon. Specific trademark ownership information is included in the Exhibit Index at the end of this Annual Report on Form 10-K, as amended.

Explanatory Note

On October 27, 2025, Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) announced an internal investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) regarding the Company’s sales practices for wholesalers as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 (the “Form 8-K”). Following the Audit Committee investigation findings and as a result of the material weaknesses in our internal control over financial reporting that were identified and are described below, the Company is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on February 28, 2025 (the “Original Form 10-K”).

This Amendment amends and/or restates:

(i)	Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely for the purpose of amending certain disclosures regarding the increased demand with respect to Nexplanon ® in the U.S. that appears in our discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023 (as relates to Nexplanon sales during the third and fourth quarters of 2024) and our discussion of our results of operations for the years ended December 31, 2023 and 2022 (as relates to Nexplanon sales during the fourth quarter of 2022);
(ii)	the report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, in Item 8. “Financial Statements and Supplementary Data” to reflect that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024;
(iii)	Item 9A. “Controls and Procedures”, including “Management’s Report on Internal Control Over Financial Reporting”, to reflect the ineffective disclosure controls and procedures and internal control over financial reporting as of December 31, 2024 as a result of the material weaknesses; and
(iv)	Item 15. “Exhibits, Financial Statement Schedules” to reflect the new certifications and consent referenced above.

This Amendment also includes the following exhibits to replace exhibits previously filed:

(i)	new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the Company’s principal executive officer and principal financial officer; and
(ii)	a new consent from PricewaterhouseCoopers LLP.

Except as set forth herein, this Amendment does not modify or update disclosures included in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Among other things, risk factors and forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-K and this Amendment.

Overview of Audit Committee Investigation and Findings

As disclosed in the Form 8-K, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon at the end of the fourth quarter of 2022, the third and fourth quarters of 2024 and the first, second and third quarters of 2025 (collectively, the “Relevant Periods”) than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024 as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods) would have fallen short of the Company’s guidance range and/or certain external expectations. The Audit Committee investigation did not find that the use of these sales practices for wholesalers extended to sales other than sales of Nexplanon in the United States during the Relevant Periods, or that these sales practices for wholesalers were otherwise used for any other Company products.

In connection with the investigation, the Audit Committee found that (i) the Company’s former Chief Executive Officer and leader of the Company’s U.S. commercial organization applied inappropriate pressure to achieve sales targets, which resulted in two United States wholesalers being asked to purchase inventory in excess of current customer demand for Nexplanon, (ii) the Company’s processes with respect to reporting and documenting the sales practices for wholesalers during the Relevant Periods, including with respect to inventory management fee performance metric waivers, were not followed, (iii) the former Chief Executive Officer did not reasonably ensure that relevant information was appropriately communicated; rather, relevant information was withheld from the Company’s independent directors, the Audit Committee, and the independent registered public accounting firm, and (iv) the former Chief Executive Officer and leader of the Company’s U.S. commercial organization engaged in inappropriate business conduct that violated the Company’s Code of Conduct. There were no investigative findings that other members of the Company’s executive leadership team, including the Company’s Chief Financial Officer, or any member of the Company’s accounting and financial reporting group involved in the preparation of the Company’s financial statements, were aware that these sales practices resulted in the United States wholesalers being asked to purchase inventory that exceeded their demand or contractual limits, or that waivers were given so that the United States wholesalers would continue to receive inventory management fees. The Audit Committee’s investigation is complete.

Based on the results of the Audit Committee’s investigation, the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete, including certain disclosures, as listed above, that are being amended by this Amendment.

Company Determinations Following the Audit Committee Findings

Additionally, as a result of the investigation and the Audit Committee findings, Company management, in consultation with the Audit Committee, has re-assessed the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024, as reported in the Original Form 10-K. As a result, the Company has concluded that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024 and that management’s assessment of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024 that were included in Item 9A of the Original Form 10-K should no longer be relied upon, as a result of the material weaknesses described herein. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has determined that there will be no restatement or revision to its previously-issued financial statements, including those filed with the Original Form 10-K.

Change in Management

In connection with the Audit Committee investigation, on October 26, 2025, (i) Kevin Ali resigned as Chief Executive Officer of the Company and as a member of the Company’s Board of Directors, (ii) Joseph Morrissey, the then-current Executive Vice President and Head of Manufacturing & Supply of the Company, was appointed Interim Chief Executive Officer (and principal executive officer) of the Company, (iii) Carrie S. Cox, Chair of the Board, was appointed Executive Chair for an interim period, and (iv) Robert Essner, a member of the Board, was appointed to the position of Lead Independent Director. Additionally and in connection with the Audit Committee investigation, on October 26, 2025, the Company terminated the employment of its Head of U.S. Commercial & Government Affairs.

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K, and we may from time to time make other written reports and oral statements, regarding our outlook or expectations for financial, business or strategic matters regarding or affecting us that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, all of which are based on management’s current expectations and are subject to risks and uncertainties which change over time and may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects,” “believes,” “would,” “potentially,” “intends,” “seeks,” “future,” “might,” “likely,” “target,” “predict,” “continue,” “should,” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements include, but are not limited to, statements relating to our growth and acquisition strategies, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from our forward-looking statements. These factors may be based on inaccurate assumptions and are subject to a broad variety of other risks and uncertainties. No forward-looking statement can be guaranteed and actual future results may vary materially. The factors described in Part I. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

●	expanded brand and class competition in the markets in which we operate;
●	difficulties with performance of third parties we rely on for our business growth;
●	the failure of any supplier to provide substances, materials, or services as agreed;
●	the increased cost of supply, manufacturing, packaging, and operations;
●	difficulties developing and sustaining relationships with commercial counterparties;
●	competition from generic products as our products lose patent protection;
●	any failure by us to retain market exclusivity to Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027;
●	the continued impact of the September 2024 LOE for Atozet;
●	disruptions at the FDA, the SEC and other U.S. and comparable government agencies;
●	difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions;
●	pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general;
●	the impact of higher selling and promotional costs;
●	changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business;
●	efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales;
●	delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates;
●	future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage;
●	legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;
●	lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the US FDA and other regulatory authorities;
●	the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products;
●	cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely;

●	increased focus on privacy issues in countries around the world, including the United States, the EU, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification;
●	changes in tax laws including changes related to the taxation of foreign earnings;
●	the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance;
●	loss of key employees or inability to identify and recruit new employees;
●	changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; and
●	economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates.

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

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in this Amendment is intended to assist the reader in understanding our (i) financial condition and results of operations for the years ended December 31, 2024 and 2023 and (ii) our results of operations for the year ended December 31, 2022 and should be read in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows. Additionally, this section should be read in connection with Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as revised and included within this report under the section titled “Operating Results—Sales Overview For the Year Ended December 31, 2023 Compared to 2022”. The 2023 Form 10-K has been filed with the SEC and is available on the SEC’s website at www.sec.gov, which includes a discussion regarding our financial condition for the years ended December 31, 2023 and 2022. The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment amends statements in the Original Form 10-K regarding the sales of Nexplanon in the United States that appears in our discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023 (as relates to Nexplanon sales during the third and fourth quarters of 2024) and our discussion of the results of operations for the years ended December 31, 2023 and 2022 (as relates to Nexplanon sales during the fourth quarter of 2022).

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

Key Trends Affecting Our Results of Operations

●	Generic Competition: Except for Emgality, Rayvow and Vtama, our established brands products are beyond market exclusivity. Although these products continue to represent a valuable opportunity to generate significant operating profit relative to low promotional and development expenses, they are subject to competition from generic versions of these products. For instance, we have been negatively impacted by the September 2024 LOE for Atozet, and we expect those negative impacts to continue or intensify in 2025. In addition, Nexplanon is an important Organon brand that continues to have good market exclusivity, especially in the United States. This complex drug-device combination has different components with different patent exclusivities. In the United States, patents claiming key aspects of the Nexplanon applicator will expire in 2030 and patents for the Nexplanon rod will expire in late 2027. Patents for the majority of countries where Nexplanon is commercialized outside the United States will expire between 2025 and 2026. See Note 18 “Contingencies—Other Matters” to the Consolidated Financial Statements in this report.
●	Historical Shift Towards Long-Acting Reversible Contraceptives: Daily contraceptive pills are by far the largest contraception market segment, with almost half of all women choosing a hormonal contraceptive electing this particular method. However,

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
●	Increased Access to Fertility Solutions: With the global trend toward declining birthrates, governments and payors are implementing favorable policies across major markets that, in turn, improve access to care and drives growth for infertility therapies.
●	Growing Acceptance of Biosimilars: The market for biologics continues to experience strong growth trends. Given the high cost of many of these biologics treatments, biosimilars are a more affordable alternative and represent a significant opportunity for patients, providers, and payors once a biologics product loses patent protection. Moreover, a significant number of biologics are expected to lose exclusivity over the next decade, representing a large opportunity for more biosimilar approvals.
●	Increased Competitive Pressures: The markets in which we conduct our business and the pharmaceutical industry in general are highly competitive and highly regulated. Our competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug manufacturers.

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

Operating Results

Sales Overview For the Year Ended December 31, 2024 Compared to 2023

				% Change
				Excluding
			%	Foreign
	Year Ended December 31,		Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
United States	$1,572	$1,478	6%	6%
International	4,831	4,785	1	3
Total	$6,403	$6,263	2%	3%

Worldwide sales were $6.4 billion for the year ended December 31, 2024, an increase of 2%, compared to 2023. Worldwide sales during the year ended December 31, 2024 were negatively impacted by approximately 1%, or $77 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases for the year ended December 31, 2024, primarily reflect the performance of:

●	Nexplanon, due to increased sales (including an estimated $15 million of sales as of December 31, 2024 resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above, with the impact estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler), favorable price and discount rates in the United States, increased demand and favorable price in international markets and an increase in demand in our institutional business in Africa;
●	Emgality and Rayvow, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States;
●	Hadlima, due to the launch in the United States in July 2023 and a modest increase in international markets; and
●	Diprospan, due to recovery from the manufacturing issues resulting from the regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands in the first quarter of 2023 (the “Market Action”).

This performance was offset by decreases for the year ended December 31, 2024 in:

●	NuvaRing, due to ongoing generic competition and the negative impact of increased government discount rates in the United States;
●	Atozet, primarily due to LOE in France, Spain and Japan and the timing of tenders in the Latin America region, partially offset by increased demand in certain markets in Europe, prior to LOE in September 2024;
●	Singulair due to decreased demand in China and Japan and price decreases in Japan; and
●	Cozaar and Hyzaar, driven by the negative impact of volume-based procurement (“VBP”) in China and unfavorable pricing in Japan.

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

Women’s Health

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Nexplanon/Implanon NXT	$963	$830	16%	17%
NuvaRing (1)	115	176	(35)	(33)
Marvelon/Mercilon	134	134	—	2
Follistim AQ	237	262	(10)	(9)
Ganirelix Acetate Injection	109	110	(1)	1
Jada	61	43	40	40
(1)	Sales of the authorized generic version of NuvaRing were previously included in Other Women’s Health.

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 16% for the year ended December 31, 2024, compared to 2023, primarily due to increased sales, favorable price and discount rates in the United States, increased demand and favorable price in international markets and an increase in demand in our institutional business in Africa. The increased sales for Nexplanon included an estimated $15 million as of December 31, 2024 resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler.

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

Biosimilars

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Renflexis	$274	$278	(1)%	(1)%
Ontruzant	141	155	(9)	(9)
Brenzys	77	73	6	6
Hadlima	142	44	224	225

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

Cardiovascular

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Zetia/Vytorin (1)	$425	$451	(6)%	(4)%
Atozet	473	519	(9)	(8)
Cozaar/Hyzaar	243	281	(14)	(11)
(1)	Sales of the authorized generic version of Zetia were previously included in Other Cardiovascular.

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

Respiratory

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Singulair	$359	$404	(11)%	(8)%
Nasonex (1)	276	266	4	6
Dulera	203	194	5	5
(1)	Sales of the authorized generic version of Nasonex were previously included in Other Respiratory.

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

Non-Opioid Pain, Bone and Dermatology

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Arcoxia	$270	$257	5%	7%
Diprospan	139	91	52	55
Vtama	12	—	*	*

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

Other

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2024	2023	2024 vs. 2023
Emgality/Rayvow	$107	$—	*	*
Proscar	95	97	(2)	—

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

Gross Profit, Expenses and Other For the Year Ended December 31, 2024 Compared to 2023

	Year Ended December 31,		% Change
($ in millions)	2024	2023	2024 vs. 2023
Cost of sales	$2,688	$2,515	7%
Gross profit	3,715	3,748	(1)
Selling, general and administrative	1,760	1,893	(7)
Research and development	469	528	(11)
Acquired in-process research and development and milestones	81	8	*
Restructuring costs	31	62	(50)
Interest expense	520	527	(1)
Exchange losses	26	42	(38)
Other expense, net	21	15	40

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

Sales Overview For the Year Ended December 31, 2023 Compared to 2022

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
United States	$1,478	$1,437	3%	3%
International	4,785	4,737	1	4
Total	$6,263	$6,174	1%	3%

Worldwide sales were $6.3 billion for the year ended December 31, 2023, an increase of 1% compared with 2022. Worldwide sales were negatively impacted by approximately 2%, or $117 million, due to unfavorable foreign exchange.

Excluding foreign exchange, sales increases primarily reflect the performance of:

●	Atozet due to increased demand in various international markets;
●	Renflexis driven primarily by continued patient growth in the United States and Canada;
●	Follistim AQ due to a one-time buy-in as a result of the exit of the IOM in the United States, increased patient demand in the United States and volume recovery in China related to the COVID-19 negative impact during the first half of the year;
●	Ontruzant driven by the timing of tenders and increased demand;
●	Jada due to continued uptake in the United States following the launch; and
●	Marvelon and Mercilon, resulting from the transaction with Bayer Healthcare where we gained rights in China during the second quarter of 2022 and in Vietnam during the third quarter of 2022.

This performance was offset by decreased sales of:

●	Zetia and Vytorin driven by the negative impact of VBP in China;
●	the impact of the Diprospan regulatory inspection finding at the Heist manufacturing location that impacted the manufacturing of selected injectable steroid brands in the first quarter of 2023 (the “Market Action”); and
●	decreased sales of Cozaar and Hyzaar (a combination of losartan potassium and hydrochlorothiazide that is marketed in Japan as Preminent™), primarily due to ongoing generic competition.

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

Our operations include a portfolio of products. Highlights of the sales of our products for the year ended December 31, 2023 and 2022 are provided below. See Note 6 “Product and Geographic Information” to the Consolidated Financial Statements for further details on sales of our products.

Women’s Health

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Nexplanon/Implanon NXT	$830	$834	(1)%	1%
NuvaRing (1)	176	219	(19)	(18)
Marvelon/Mercilon	134	110	22	24
Follistim AQ	262	229	14	16
ganirelix acetate injection	110	123	(10)	(8)
Jada	43	20	113	113
(1)	Sales of the authorized generic version of NuvaRing were previously included in Other Women’s Health.

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 1% for the year ended December 31, 2023, compared to 2022, primarily due to the impact of foreign exchange, unfavorable discount rates, the result of distributor purchasing patterns associated with the timing of the increase in Nexplanon list price in the United States and the impact of the limited participation of a tender in Mexico. This was partially offset by price increases. Nexplanon sales as of December 31, 2022 included an estimated $23 million from the identified sales practices for wholesalers described in the “Explanatory Note” above, and a wholesaler buy-in prior to a Nexplanon price increase. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 19% for the year ended December 31, 2023, compared to 2022, due to ongoing generic competition in the United States. We expect a continued decline in NuvaRing sales as a result of generic competition.

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

Biosimilars

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Renflexis	$278	$226	23%	24%
Ontruzant	155	122	28	27
Brenzys	73	75	(2)	1
Hadlima	44	19	125	130

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

Cardiovascular

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Zetia/Vytorin (1)	$451	$500	(10)%	(8)%
Atozet	519	457	14	13
Cozaar/Hyzaar	281	323	(13)	(9)
(1)	Sales of the authorized generic version of Zetia were previously included in Other Cardiovascular.

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, declined 10% for the year ended December 31, 2023, compared to 2022, primarily driven by the negative impact of VBP in China.

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

Respiratory

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Singulair	$404	$411	(2)%	3%
Nasonex (1)	266	260	2	6
Dulera	194	180	8	9
(1)	Sales of the authorized generic version of Nasonex were previously included in Other Respiratory.

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

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 2% for the year ended December 31, 2023, compared to 2022, due to increased demand across several markets partially offset by a $10 million milestone related to a regulatory approval received during the first quarter of 2022.

Global sales of Dulera, a combination medicine for the treatment of asthma, increased 8% for the year ended December 31, 2023, compared to 2022, primarily due to the favorable impact from price and increased demand in the United States.

Non-Opioid Pain, Bone and Dermatology

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Arcoxia	$257	$241	7%	12%
Diprospan	91	122	(25)	(22)

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

Other

				% Change
				Excluding
				Foreign
	Year Ended December 31,		% Change	Exchange

($ in millions)	2023	2022	2023 vs. 2022
Proscar	$97	$101	(3)%	1%

Worldwide sales of Proscar, a medicine for the treatment of symptomatic benign prostate enlargement, for the year ended December 31, 2023, compared to 2022 were substantially consistent.

Gross Profit, Expenses and Other For the Year Ended December 31, 2023 Compared to 2022

	Year Ended December 31,		% Change
($ in millions)	2023	2022	2023 vs. 2022
Cost of sales	$2,515	$2,294	10%
Gross profit	3,748	3,880	(3)

Selling, general and administrative	1,893	1,704	11
Research and development	528	471	12
Acquired in-process research and development and milestones	8	107	(93)
Restructuring costs	62	28	*
Interest expense	527	422	25
Exchange losses	42	11	*
Other expense, net	15	15	—

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

Selling, General and Administrative

Selling, general and administrative expenses increased 11% for the year ended December 31, 2023, compared to 2022, due to higher employee-related costs, costs incurred in connection with the separation from Merck, which includes the implementation of the enterprise resource planning system, and the $80 million charge related to the Microspherix legal matter as discussed in Note 20. “Contingencies” to the Consolidated Financial Statements. This was partially offset by lower promotional expenses.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Organon required in this item are set forth beginning on page 24. The only change from the financial statements filed with the Original Form 10-K is to the Report of Independent Registered Public Accounting Firm on page 25; this change occurred due to subsequently determining the internal control over financial reporting was ineffective as of December 31, 2024 as a result of the material weaknesses disclosed herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Organon & Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Organon & Co. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company (i) failing to set an appropriate tone at the top which resulted in violations of the Company’s code of conduct, and (ii) not designing or maintaining effective controls related to providing complete information and appropriate communication between the former CEO and certain senior members of the Company’s U.S. commercial organization and the Company’s disclosure committee and financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to the Company (i) failing to set an appropriate tone at the top which resulted in violations of the Company’s code of conduct and (ii) not designing or maintaining effective controls related to providing complete information and appropriate communication between the former CEO and certain senior members of the Company’s U.S. commercial organization and the Company’s disclosure committee and financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 28, 2025, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 10, 2025

We have served as the Company’s auditor since 2019.

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

Organon & Co.

Consolidated Balance Sheets

($ in millions except shares in thousands and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$675	$693
Accounts receivable (net of allowance for doubtful accounts of $14 in 2024 and $9 in 2023)	1,358	1,744
Inventories (excludes inventories of $215 in 2024 and $110 in 2023 classified in Other assets)	1,321	1,315
Other current assets	994	756
Total Current Assets	4,348	4,508
Property, plant and equipment, net	1,168	1,183
Goodwill	4,680	4,603
Intangibles, net	1,414	533
Other assets	1,491	1,231
Total Assets	$13,101	$12,058

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$20	$9
Trade accounts payable	1,153	1,314
Accrued and other current liabilities	1,411	1,389
Income taxes payable	134	206
Total Current Liabilities	2,718	2,918
Long-term debt	8,860	8,751
Deferred income taxes	74	47
Other noncurrent liabilities	977	412
Total Liabilities	12,629	12,128
Contingencies (Note 18)

Organon & Co. Stockholders’ Equity (Deficit):
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 257,799 in 2024 and 255,626 in 2023	3	3
Additional paid-in capital	108	25
Retained earnings	1,010	443
Accumulated other comprehensive loss	(649)	(541)
Total Stockholders’ Equity (Deficit)	472	(70)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,101	$12,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.

Consolidated Statements of Stockholders’ Equity (Deficit)

($ in millions, except shares in thousands and per share amounts)

	Common Stock				Accumulated
				Retained	Other
			Additional	Earnings and	Comprehensive
			Paid-In	(Accumulated	Income
	Shares	Par Value	Capital	Deficit)	(Loss)	Total
Balance at December 31, 2021	253,550	$3	$—	$(998)	$(513)	$(1,508)
Net income	—	—	—	917	—	917
Other comprehensive loss, net of taxes	—	—	—	—	(51)	(51)
Cash dividends declared on common stock ($1.12 per share)	—	—	—	(290)	—	(290)
Stock-based compensation plans and other	820	—	—	64	—	64
Net transfers to Merck & Co., Inc., including Separation Adjustments	—	—	—	(24)	—	(24)
Balance at December 31, 2022	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	1,023	—	1,023
Other comprehensive income, net of taxes	—	—	—	—	23	23
Cash dividends declared on common stock ($1.12 per share)	—	—	—	(295)	—	(295)
Stock-based compensation plans and other	1,256	—	25	59	—	84
Net transfers to Merck & Co., Inc. including Separation Adjustments	—	—	—	(13)	—	(13)
Balance at December 31, 2023	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	864	—	864
Other comprehensive loss, net of taxes	—	—	—	—	(108)	(108)
Cash dividends declared on common stock ($1.12 per share)	—	—	—	(297)	—	(297)
Stock-based compensation plans and other	2,173	—	83	—	—	83
Balance at December 31, 2024	257,799	$3	$108	$1,010	$(649)	$472

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

The Company’s operations include the following product portfolios:

●	Women’s Health: Organon’s women’s health portfolio of products are sold by prescription primarily in two therapeutic areas, contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring), and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive, which is a class of contraceptives that is recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, and a license from Daré Biosciences for the global commercial rights to Xaciato® (clindamycin phosphate vaginal gel, 2%), an FDA-approved medication for the treatment of bacterial vaginosis (“BV”) in females 12 years of age and older.
●	Biosimilars: Organon’s current biosimilars portfolio spans across immunology and oncology treatments. Organon’s oncology biosimilars, Ontruzant® (trastuzumab-dttb) and AybintioTM 1 (bevacizumab), have been launched in more than 20 countries, Organon’s immunology biosimilars, BrenzysTM 1 (etanercept), Renflexis® (infliximab-abda) and Hadlima® (adalimumab-bwwd), have been launched in five countries. All five biosimilars in Organon’s portfolio have launched in Canada, and three biosimilars, Ontruzant, Renflexis and Hadlima have launched in the United States.
●	Established Brands: Organon has a portfolio of established brands, which includes leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management. Most brands in the established brands portfolio (with the exception of Emgality® 2 (galcanezumab-gnlm), Rayvow™ [2] (lasmiditan) and Vtama® (tapinarof)) lost exclusivity years ago and have faced generic competition for some time.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Segments — The Company’s operations includes three product portfolios which constitute one operating segment engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies and medical devices within women’s health, biosimilars and established brands. The Company’s chief operating decision‑maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for our one operating segment based on consolidated net income that is reported on the consolidated statements of income. The Company has also evaluated the significant segment expenses incurred by our single segment and regularly provided to the CODM. The significant segment expenses provided to the CODM are consistent with those reported on the consolidated statements of income and include cost of sales, selling, general and administrative, research and development, interest expense and income taxes. The CODM uses these metrics to make key operating decisions such as: approving a new product launch strategy, making significant capital expenditures, approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting capital resource allocation. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

		Estimated
		Useful Life
($ in millions)	Fair Value	(in years)
Currently marketed products - products and product rights:
Vtama - Psoriasis	$216	11
Indefinite life - acquired IPR&D:
Vtama - Atopic Dermatitis (1)	395	N/A
Vtama - International	61	N/A
	$672
(1)	In December 2024, the FDA approved Vtama for the treatment of atopic dermatitis, also known as eczema, in adults and children two years of age and older. As a result, the Company reclassified the Vtama - Atopic Dermatitis acquired IPR&D intangible asset to product and product rights.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

(1)Includes manufacturing sales to third parties.

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

The PSU awards are based on the following performance factors:

●	total stockholder return (“TSR”) of the Company relative to an index of peer companies specified in the awards; and
●	the results of cumulative free cash flow (“FCF”) and revenue metrics of the Company.

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

The fair value of options granted was determined using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	6.00%	4.82%	3.12%
Risk-free interest rate	4.12	3.56	2.47
Expected volatility	41.02	42.30	43.43
Expected life (years)	5.89	5.89	5.89

A summary of the equity award transactions for the year ended December 31, 2024 is as follows:

	Stock Options			RSUs		PSUs
		Weighted	Weighted		Weighted		Weighted
		average	average		average		average
		exercise	grant date		grant date		grant date
(shares in thousands)	Shares	price	fair value	Shares	fair value	Shares	fair value
Outstanding as of January 1, 2024	5,758	$32.20	$8.51	7,511	$25.05	1,122	$30.16
Granted/Issued	1,503	18.80	4.59	5,509	18.46	184	31.25
Vested/Exercised	—	—	—	(3,351)	27.51	(56)	51.63
Forfeited/Cancelled	(313)	29.11	7.66	(1,079)	21.44	(129)	37.44
Outstanding as of December 31, 2024	6,948	$29.44	$7.70	8,590	$20.28	1,121	$28.44

Notes to Consolidated Financial Statements

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
		Weighted				Weighted
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term		Exercise	Intrinsic	Term
(awards in thousands; aggregate intrinsic value in millions)	Awards	Price	Value	(in years)	Awards	Price	Value	(in years)
Stock Options	6,795	$29.44	$—	6.58	4,645	$33.54	$—	5.46
RSUs	8,037		128	1.91
PSUs	867		14	1.45

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	December 31,	December 31,
	2024	2023
Beginning balance	$61	$20
Severance & severance related costs	31	62
Cash payments and other	(78)	(21)
Ending Balance	$14	$61

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

Notes to Consolidated Financial Statements

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

9. Inventories

Inventories consisted of:

	December 31,	December 31,
($ in millions)	2024	2023
Finished goods	$764	$566
Raw materials	25	110
Work in process	675	684
Supplies	79	65
Total (approximates current cost)	$1,543	$1,425
Decrease to last in, first out (“LIFO”) costs	(7)	—
	$1,536	$1,425
Recognized as:
Inventories	$1,321	$1,315
Other assets	215	110

Inventories valued under the LIFO method	133	105

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

Notes to Consolidated Financial Statements

As of December 31, 2024, total inventory purchase obligations are $738 million and extend through 2032. Inventory purchase obligations due within the next twelve months amount to $320 million.

10. Property, Plant and Equipment

	December 31,	December 31,
($ in millions)	2024	2023
Land	$12	$14
Buildings	721	721
Machinery, equipment and office furnishings	1,209	1,191
Construction in progress	286	274
Less: accumulated depreciation	(1,060)	(1,017)
Property, Plant and Equipment, net	$1,168	$1,183

11. Intangibles

Intangibles consists of:

	December 31, 2024			December 31, 2023
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Products and product rights	$24,917	$23,936	$981	$24,290	$23,845	$445
Licenses	564	192	372	231	143	88
Acquired IPR&D	61	—	61	—	—	—
	$25,542	$24,128	$1,414	$24,521	$23,988	$533

As of December 31, 2024, net intangibles include $629 million of Vtama intangibles that will be amortized over 11 years and $61 million of indefinite lived Acquired IPR&D related to Vtama. See Note 3 “Acquisitions and Licensing Arrangements” for further information.

The Company did not have impairment charges in 2024 and 2023.

Aggregate amortization expense recorded within Cost of sales was $145 million in 2024, $116 million in 2023 and $116 million in 2022.

The estimated aggregate future amortization expense is as follows:

($ in millions)
2025	$202
2026	196
2027	139
2028	131
2029	126
Thereafter	559

The following table summarizes the changes in goodwill:

	December 31,	December 31,
($ in millions)	2024	2023
Beginning balance	$4,603	$4,603
Additions (1)	77	—
Ending balance	$4,680	$4,603
(1)	Relates to the Dermavant acquisition. See Note 3 “Acquisitions and Licensing Arrangements” for further information.

Notes to Consolidated Financial Statements

12. Long-Term Debt and Leases

The following is a summary of Organon’s total debt:

	December 31,	December 31,
($ in millions)	2024	2023
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031 (1)	$1,543	$2,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€724 million in 2024 and €731 million in 2023) (2)	755	809
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,304	1,384
5.125% notes due 2031	2,000	2,000
6.750% secured notes due 2034	500	—
7.875% notes due 2034	500	—
Revenue Interest Purchase and Sale Agreement (3)	165	—
NovaQuest Funding Agreement (3)	103	—
Other borrowings	7	8
Other (discounts and debt issuance costs)	(97)	(84)
Total principal long-term debt	$8,880	$8,760
Less: Current portion of long-term debt	20	9
Total Long-term debt, net of current portion	$8,860	$8,751
(1)	Prior to entering into Amendment No. 2 to the Senior Credit Agreement on May 17, 2024, the maturity date was 2028.
(2)	Prior to entering into Amendment No. 3 to the Senior Credit Agreement on December 20, 2024, the maturity date was 2028.
(3)	Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of December 31, 2024, the remaining principal of the RIPSA and NovaQuest debt is $156 million and $102 million, respectively.

Term Loan B Facility

On June 2, 2021, Organon entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Senior Credit Agreement”), providing for:

●	a Term Loan B Facility (“Term Loan B Facility”), consisting of (i) a U.S. dollar denominated senior secured “tranche B” term loan (“U.S. Dollar Term Loan Facility”) in the amount of $3.0 billion, and (ii) a euro denominated senior secured “tranche B” term loan (“Euro Term Loan Facility”) in the amount of €750 million, in each case with a seven-year term that matures in 2028; and
●	a Revolving Credit Facility (“Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”), in an aggregate principal amount of up to $1 billion, with a five-year term that matures in 2026.

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

Notes to Consolidated Financial Statements

Borrowings made under the Senior Credit Agreement bear interest, in the case of:

●	term loans under the Term Loan B Facility (i) denominated in U.S. Dollars, at 2.25% in excess of Term SOFR (subject to a floor of 0.50%), or 1.25% in excess of an alternate base rate (“ABR”), at Organon’s option and (ii) denominated in euros, at 2.75% in excess of EURIBOR (subject to a floor of 0.00%); and
●	revolving loans under the Revolving Credit Facility (i) in U.S. Dollars, at 1.50% in excess of Term SOFR (subject to a floor of 0.00%), or 0.50% in excess of ABR, at Organon’s option and (ii) in euros, at 1.50% in excess of EURIBOR.

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

Notes to Consolidated Financial Statements

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

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

	Fair Value
	Measurement	December 31,	December 31,
($ in millions)	Level	2024	2023
Long-term debt	2	$8,354	$8,253
Long-term debt (RIPSA & NovaQuest)	3	268	—

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

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
($ in millions)	2024	2023
Assets
Other Assets	$157	$173
Liabilities
Accrued and other current liabilities	44	46
Other Noncurrent Liabilities	112	125
	$156	$171
Weighted-average remaining lease term (years)	5.2	5.0
Weighted-average discount rate	5.1%	4.8%

Maturities of operating lease liabilities as of December 31, 2024 are as follows ($ in millions):

2025	$49
2026	34
2027	28
2028	18
2029	16
Thereafter	32
Total lease payments	$177
Less: Imputed interest	21
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

Notes to Consolidated Financial Statements

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

	Fair Value
	Measurement	December 31,	December 31,
($ in millions)	Level	2024	2023
Other current assets:
Forward contracts	2	$29	$9
Other assets:
Cross-currency swap	2	27	—
Accrued and other current liabilities:
Contingent consideration	3	75	—
Forward contracts	2	13	16
Other noncurrent liabilities:
Contingent consideration	3	319	—
Long-term debt	2	8,354	8,253
Long-term debt (RIPSA & NovaQuest)	3	268	—

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

Notes to Consolidated Financial Statements

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

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

December 31,
($ in millions)	2024
Beginning balance	$—
Additions	383
Fair value adjustment	11
Ending balance	$394

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

Net Periodic Benefit Cost

The net periodic benefit cost for pension plans consisted of the following components:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Service cost	$23	$17	$22
Interest cost	5	5	2
Expected return on plan assets	(7)	(6)	(4)
Net loss amortization	—	(1)	—
Curtailments	2	—	—
Settlements	1	—	—
Net periodic benefit cost	$24	$15	$20

The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net.

Obligations and Funded Status

Summarized information about changes in plan assets and benefit obligations, the funded status and the amounts recorded is as follows:

	December 31,	December 31,
($ in millions)	2024	2023
Fair value of plan assets January 1	$149	$114
Actual return on plan assets	14	10
Company contributions	22	16
Effects of exchange rate changes	(9)	9
Benefits paid	(7)	(5)
Other	(2)	2
Net transfer of plan assets from Merck affiliates	—	3
Fair value of plan assets December 31	$167	$149
Benefit obligation January 1	$226	$161
Service cost	23	17
Interest cost	5	5
Actuarial gains	11	31
Benefits paid	(7)	(5)
Effects of exchange rate changes	(16)	12
Other	1	2
Net transfer of benefit obligations from Merck affiliates	—	3
Benefit obligation December 31	$243	$226
Funded status December 31	$(76)	$(77)
Recognized as:
Other assets	$1	$—
Accrued and other current liabilities	—	(1)
Other Noncurrent liabilities	(77)	(76)

Notes to Consolidated Financial Statements

Information related to the funded status of materially significant pension plans is as follows:

	December 31,	December 31,
($ in millions)	2024	2023
Pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$233	$218
Fair value of plan assets	156	141
Pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$179	$171
Fair value of plan assets	120	107

Plan Assets

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

($ in millions)	2024				2023
Cash and cash equivalents	$5	$—	$—	$5	$5	$—	$—	$5
Investment funds
Developed markets equities	60	3	—	63	51	3	—	54
Government and agency obligations	39	1	—	40	35	1	—	36
Emerging markets equities	7	—	—	7	7	—	—	7
Other	4	—	—	4	4	—	—	4
Equity income securities
Developed markets equities	—	—	—	—	—	—	—	—
Fixed income securities
Government and agency obligations	—	2	—	2	—	2	—	2
Corporate Obligations	—	1	—	1	—	1	—	1
Other investments
Insurance contracts	—	43	—	43	—	38	—	38
Other	1	1	—	2	1	1	—	2
Plan assets at fair value	$116	$51	$—	$167	$103	$46	$—	$149

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

Savings Plan

Organon maintains a defined contribution savings plan in the United States. The Company matches a percentage of employees’ contributions consistent with the provisions of the plan. The Company makes retirement contributions calculated based on a predetermined formula that considers years of service and the employee’s age. Total actual employer contributions to this plan in 2024, 2023 and 2022 were $36 million and $39 million and $32 million, respectively.

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, the Company had $187 million and $149 million, respectively, in Accrued and other current liabilities of the consolidated Balance Sheets related to annual compensation.

15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

			Accumulated
	Employee	Cumulative	Other
	Benefit	Translation	Comprehensive
($ in millions)	Plans	Adjustment	(Loss) Income
Balance at January 1, 2022, net of taxes	$(13)	$(500)	$(513)
Other comprehensive income (loss), pretax	28	(74)	(46)
Tax	(5)	—	(5)
Other comprehensive income (loss), net of taxes	23	(74)	(51)
Balance at December 31, 2022, net of taxes	$10	$(574)	$(564)

Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive (loss) income, pretax	(29)	48	19
Tax	4	—	4
Other comprehensive (loss) income, net of taxes	(25)	48	23
Balance at December 31, 2023, net of taxes	$(15)	$(526)	$(541)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive loss, pretax	(3)	(106)	(109)
Tax	1	—	1
Other comprehensive loss, net of taxes	(2)	(106)	(108)
Balance at December 31, 2024, net of taxes	$(17)	$(632)	$(649)

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

Notes to Consolidated Financial Statements

Summarized information related to this collaboration is as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Sales	$662	$593	$481
Cost of sales	437	406	315
Selling, general and administrative	78	72	86

	December 31,	December 31,
($ in millions)	2024	2023
Receivables from Samsung included in Other current assets	$30	$—
Payables to Samsung included in Trade accounts payable	143	104

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

Agreements that Organon entered into with Merck that govern aspects of Organon’s relationship with Merck following the Separation include:

●	Transition Services Agreements - Under the TSA, (i) Merck and certain of its affiliates provided Organon and certain of its affiliates, on an interim, transitional basis, various services, and (ii) Organon and certain of its affiliates provided Merck and certain of its affiliates, on an interim, transitional basis, various services. The services provided by Merck included, among others, information technology, human resources, finance, quality, regulatory, supply chain management, promotional services, distribution services and certain other services, and were provided on a cost or, where applicable, a cost-plus basis. The services provided by Organon included quality, regulatory, supply chain management, promotional services, distribution services and certain other services and were provided on a cost or, where applicable, a cost-plus basis. The Merck services generally commenced on the date of the Separation and the majority of the services terminated within 25 months following the date of Separation on July 2, 2023, however, certain services were extended to at least 35 months following the Separation. As of December 31, 2024 there were no material TSAs between the two companies.
●	Interim Operating Agreements - Merck and Organon entered into a series of interim operating model (“IOM”) agreements, pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the Separation, continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Organon began receiving these economic benefits as of June 2, 2021. Based on the terms of the IOM agreements, the Company determined it is the Principal under these arrangements. Organon holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory. Additionally, Organon has control in pricing, has the ability to direct Merck regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables. As such, Organon recognizes these sales on a gross basis. As of December 31, 2024, only one jurisdiction remains under an IOM agreement.

Notes to Consolidated Financial Statements

●	Manufacturing and Supply Agreements - Merck and Organon and/or their applicable affiliates entered into a number of manufacturing and supply agreements pursuant to which the relevant Merck entity (a) manufactures and supplies certain active pharmaceutical ingredients for the relevant Organon entity, (b) toll manufactures and supplies certain formulated pharmaceutical products for such Organon entity, and (c) packages and labels certain finished pharmaceutical products for such Organon entity. Similarly, the relevant Organon entity (a) manufactures and supplies certain formulated pharmaceutical products for the relevant Merck entity, and (b) packages and labels certain finished pharmaceutical products for such Merck entity.
●	Tax Matters Agreement - The TMA allocates responsibility for all U.S. federal income, state and foreign income, franchise, capital gain, withholding and similar taxes, as well as all non-income taxes. The TMA also provides for cooperation between Merck and Organon with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the TMA. Merck generally is responsible for any income taxes reportable on an originally filed consolidated, combined or unitary return that includes Merck or any of its subsidiaries (and Organon and/or any of its subsidiaries) for any periods or portions thereof ending on or prior to the Distribution. Organon generally is responsible for any income taxes that are reportable on originally filed returns that include only Organon and/or any of its subsidiaries, for all tax periods. Additionally, as a general matter, Merck is responsible for certain income and non-income taxes imposed as the direct result of the Separation or of an internal separation transaction. Organon is responsible for certain taxes that exclusively relate to Organon’s business and for taxes resulting from any breach of certain representations or covenants that Organon made in the TMA. Certain amounts are estimates and subject to possible adjustment in future periods.
●	Employee Matters Agreement - The agreement allocated assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation.
●	Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.

The amounts due under such agreements were:

	December 31,	December 31,
($ in millions)	2024	2023
Due from Merck in Accounts receivable	$148	$583
Due to Merck in Accounts payable	362	619

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Sales	$108	$122	$127
Cost of sales	101	114	116

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

Notes to Consolidated Financial Statements

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

Item 9A. Controls and Procedures

Overview

After concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the Relevant Periods than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024, as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods) would have fallen short of the Company’s guidance range and/or certain external revenue expectations.

Based on the results of the Audit Committee’s investigation as further set forth in the “Explanatory Note”, the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete, including certain disclosures in the Original Form 10-K that are being amended by this Amendment. As also discussed in the “Explanatory Note”, the Company identified material weaknesses in its internal control over financial reporting, which are described below.

Evaluation of Disclosure Controls and Procedures (Restated and Amended)

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of our Interim CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 in connection with the filing of this Amendment. At the time that the Original 10-K was filed on February 28, 2025, our former CEO and CFO had concluded that our disclosure controls and procedures were effective as of December 31, 2024. Based on this subsequent evaluation, the Company’s Interim CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that its consolidated financial statements included in the Original Form 10-K, which are also included in their entirety in this Amendment (without restatement or revision of such previously issued consolidated financial statements), continue to fairly present, in all material respects, our financial position and results as of December 31, 2024 and 2023, and as of and for each of the years in the three-year period ended December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting (Restated and Amended)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (“COSO Framework”).

Based on this evaluation, we identified the following material weaknesses in the Company’s internal control over financial reporting:

●	The Company failed to set an appropriate tone at the top. Specifically, our former CEO and leader of the Company’s U.S. commercial organization applied inappropriate pressure to achieve sales targets through sales of Nexplanon to two United States wholesalers above demand and engaged in inappropriate business conduct that violated the Company’s Code of Conduct.
●	The material weakness with respect to our tone at the top contributed to an additional material weakness of not maintaining effective controls related to information and communication. The Company did not design and maintain effective controls related to the information and communication component of the COSO Framework. Specifically, the former CEO and certain senior members of the Company’s U.S. commercial organization did not ensure appropriate communication with, or provide complete information to, the Company’s Disclosure Committee and the financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

These material weaknesses did not result in misstatements of our previously reported historical consolidated financial statements, including those filed with the Original Form 10-K. Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our Original 10-K for the year ended December 31, 2024, our management, including our former CEO and our CFO, concluded that our internal control over financial reporting was effective as of December 31, 2024. Management subsequently concluded that the material weaknesses described above existed as of December 31, 2024. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on the criteria in the COSO Framework. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Amendment.

Remediation Plan and Activities

To address the material weaknesses in internal control over financial reporting, the Company, with the oversight of its Audit Committee, has developed a remediation plan, which is described below. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. Actions taken to date include:

●	The appointment of a new Interim CEO, the termination and appointment of a new Head of U.S. Commercial & Government Affairs, the appointment of an Executive Chair and the appointment of a Lead Independent Director.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

●	Enhance the Company’s Code of Conduct to clarify responsibilities related to the Company’s financial reporting and disclosures, including awareness of the options to raise concerns or questions to management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns;
●	Enhance compliance training and communication on the Company’s Code of Conduct regarding ethical tone and corporate culture and enhance training for commercial and finance personnel regarding appropriate business practices;
●	Enhance the Company’s Annual Ethics and Policy Certifications;

●	Implement additional representations within the Company’s Quarterly Financial Certification Questionnaire relating to the disclosures of misleading business practices;
●	Enhance existing Disclosure Committee responsibilities to include among other requirements, additional questions and more information regarding the representations being made, and provide incremental training on these responsibilities;
●	Implement additional and enhance existing sub-certifications and internal management representation letters, including providing training on the purpose of the sub-certification and the process for evaluating the representations;
●	Enhance controls and implement written policies and procedures to provide governance, oversight and guidelines for timely communication of management fee arrangements with wholesalers; and
●	Evaluate and enhance internal controls related to sales monitoring.

Management continues to evaluate the effectiveness of these remedial measures and expects to continue implementing improvements to the Company’s internal control over financial reporting. The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV

Items 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Statement of Income and Consolidated Statement of Comprehensive Income
●	Consolidated Balance Sheet
●	Consolidated Statement of Equity
●	Consolidated Statement of Cash Flows
●	Notes to the Consolidated Financial Statements
2.Exhibits: See Item 15(b) below.

(b)Exhibits

The exhibits listed on the Exhibit Index beginning on page 68, which is incorporated herein by reference, are filed or furnished as part of this Amendment or are incorporated into this Amendment by reference.

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

4.15	—

Third Supplemental Indenture, dated as of July 30, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.15 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.16	—

Third Supplemental Indenture, dated as of July 30, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.16 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.17	—

Third Supplemental Indenture, dated as of July 30, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, Organon & Co., Organon Foreign Debt Co-Issuer B.V. and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.17 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.18	—

Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon & Co., Organon 2 LLC, Organon Pharma Holdings II LLC, Organon Finance LLC, and (v) Organon International LLC, the subsidiary guarantors party thereto, Dermavant Sciences, Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.18 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.19	—

Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon & Co., Organon 2 LLC, Organon Pharma Holdings II LLC, Organon Finance LLC, and (v) Organon International LLC, the subsidiary guarantors party thereto, Dermavant Sciences, Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.19 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.20	—

Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon & Co., Organon 2 LLC, Organon Pharma Holdings II LLC, Organon Finance LLC, and (v) Organon International LLC, the subsidiary guarantors party thereto, Dermavant Sciences, Inc., and U.S. Bank Trust Company, National Association, as trustee, with respect to 5.125% Senior

Notes due 2031 (incorporated herein by reference to Exhibit 4.20 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)
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

4.24	—	Form of 7.875% Senior Notes due 2034 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40235) filed on May 17, 2024)
4.25	—

First Supplemental Indenture, dated as of December 31, 2024, among Organon & Co., Organon 2 LLC, Organon Pharma Holdings II LLC, Organon Finance LLC, and (v) Organon International LLC, the subsidiary guarantors party thereto, Dermavant Sciences, Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral agent, with respect to 6.750% Senior Secured Notes due 2034 (incorporated herein by reference to Exhibit 4.25 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

4.26	—

First Supplemental Indenture, dated as of December 31, 2024, among Organon & Co., Organon 2 LLC, Organon Pharma Holdings II LLC, Organon Finance LLC, and (v) Organon International LLC, the subsidiary guarantors party thereto, Dermavant Sciences, Inc., and U.S. Bank Trust Company, National Association, as trustee, with respect to 7.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025)

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

†10.8	—

Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 20, 2024, Organon & Co., Organon Foreign Debt Co-Issuer B.V., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

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

+10.15	—

Organon Non-Employee Director Savings Plan, as amended and restated on January 1, 2025 (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

+10.16	—

Development and Commercialization Agreement by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp., dated February 18, 2013 (incorporated by reference to Exhibit 10.4 to Organon’s Registration Statement on Form 10 (File No. 001-40235) filed on April 14, 2021)

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

+10.33	—

Form of Global Terms for 2025 Non-Qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

+10.34	—

Form of Global Terms for 2025 Performance Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

+10.35	—

Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Stock Default) (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

+10.36	—

Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Cash Default) (incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)

+10.37	—

Agreement and Plan of Merger, dated September 17, 2024, by and among Organon & Co., Organon Bermuda Ltd., Dermavant Sciences Ltd. and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 00140235) filed on September 23, 2024)

19.1		Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)
21.1	—	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 00140235) filed on February 28, 2025)
*23.1	—	Consent of PricewaterhouseCoopers LLP
*24.1	—	Power of Attorney (included on signature page)
*31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
*31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
**32.1	—	Section 1350 Certification of Interim Chief Executive Officer
**32.2	—	Section 1350 Certification of Chief Financial Officer
97.1	—

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

[1]	Indicates, in this Annual Report on Form 10-K, as amended, brand names of products, which are not available in the United States.
[2]

Indicates, in this Annual Report on Form 10-K, as amended, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. Prolia and Xgeva are trademarks registered in the U.S. in the name of Amgen Inc.; Humira is a trademark registered in the U.S. in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the U.S. in the name of Immunex Corporation; Remicade is a trademark registered in the U.S. in the name of Janssen Biotech, Inc.; Avastin, Perjeta and Herceptin are trademarks registered in the U.S. in the name of Genentech, Inc.; Clarinex is a trademark registered in the U.S. in the name of Bayer Healthcare LLC (used under license); Emgality is a trademark registered in the U.S. in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are registered trademarks of Organon and/or one of its subsidiaries.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: November 10, 2025	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer

We, the undersigned directors and officers of Organon, hereby severally constitute Joseph Morrissey and Matthew Walsh, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Joseph Morrissey	Interim Chief Executive Officer (Principal Executive Officer)	November 10, 2025
/s/ Matthew Walsh	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2025
/s/ Lynette Holzbaur	Senior Vice President Finance - Corporate Controller	November 10, 2025
/s/ Carrie Cox	Executive Chair of the Board of Directors	November 10, 2025
/s/ Robert Essner	Lead Independent Director	November 10, 2025
/s/ Alan Ezekowitz	Director	November 10, 2025
/s/ Helene Gayle	Director	November 10, 2025
/s/ Rochelle Lazarus	Director	November 10, 2025
/s/ Deborah Leone	Director	November 10, 2025
/s/ Philip Ozuah	Director	November 10, 2025
/s/ Cynthia Patton	Director	November 10, 2025
/s/ Grace Puma	Director	November 10, 2025
/s/ Ramona Sequeira	Director	November 10, 2025
/s/ Shalini Sharp	Director	November 10, 2025