Form 10-Q/A
period 2025-03-31
Organon & Co.
filed 2025-11-10
CIK 1821825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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
Jersey City,New Jersey 07302
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

The number of shares of common stock outstanding as of the close of business on April 25, 2025: 259,956,063

The following notations in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as amended, have the meanings as set forth below:

“1” Indicates, in this Quarterly Report on Form 10-Q, as amended, brand names of products, that are not available in the United States.

“2” Indicates, in this Quarterly Report on Form 10-Q, as amended, brand names of products that are trademarks not owned by Organon & Co. or its subsidiaries. Actemra is a trademark registered in the United States in the name of Chugai Seiyaku KK.; Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin and Perjeta are trademarks registered in the United States in the name of Genentech, Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon & Co. and/or one of its subsidiaries.

Explanatory Note

On October 27, 2025, Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) announced an internal investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) regarding the Company’s sales practices for wholesalers as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 (the “Form 8-K”). Following the Audit Committee investigation findings and as a result of the material weaknesses in our internal control over financial reporting that were identified and are described below, the Company (i) filed Amendment No. 1 (the “Form 10-K Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) and (ii) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 that was filed with the SEC on May 2, 2025 (the “Original Form 10-Q”).

This Amendment amends and/or restates:

(i)	Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely for the purpose of amending certain disclosures regarding the increased sales with respect to Nexplanon ® in the U.S. that appears in our discussion of our financial condition and results of operations for the quarter ended March 31, 2025 (as relates to Nexplanon sales during this first quarter of 2025);

(ii)	Item 4. “Controls and Procedures,” to reflect the ineffective disclosure controls and procedures as of March 31, 2025 as a result of the material weaknesses; and

(iii)	Item 6. “Exhibits” to reflect the new certifications referenced above.

This Amendment also includes the following exhibits to replace exhibits previously filed:

(i)	new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the Company’s principal executive officer and principal financial officer.

Except as set forth herein, this Amendment does not modify or update disclosures included in the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-Q and this Amendment.

Overview of Audit Committee Investigation and Findings

As disclosed in the Form 8-K and the Form 10-K Amendment, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon at the end of the fourth quarter of 2022, the third and fourth quarters of 2024 and the first, second and third quarters of 2025 (collectively, the “Relevant Periods”) than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024 as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods) would have fallen short of the Company’s guidance range and/or certain external expectations. The Audit Committee investigation did not find that the use of these sales practices for wholesalers extended to sales other than sales of Nexplanon in the United States during the Relevant Periods, or that these sales practices for wholesalers were otherwise used for any other Company products.

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

Company Determinations Following the Audit Committee Findings

Additionally, as a result of the investigation and the Audit Committee findings, Company management, in consultation with the Audit Committee, has re-assessed the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024, as reported in the Original Form 10-K. As a result as reported in the Form 10-K Amendment, the Company concluded that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024 and that management’s assessment of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024 that were included in Item 9A of the Original Form 10-K should no longer be relied upon, as a result of the material weaknesses disclosed in the Form 10-K Amendment and also described herein. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has determined that there will be no restatement or revision to its previously issued financial statements, including those filed with the Original Form 10-K and the Original Form 10-Q.

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

PART I - FINANCIAL INFORMATION

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

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of the Original Q1 Form 10-Q and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by the Form 10-K Amendment. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

Operating Results

Sales Overview

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
United States	$412	$371	11%	11%
International	1,101	1,251	(12)	(9)
Total	$1,513	$1,622	(7)%	(4)%

Worldwide sales were $1.5 billion for the three months ended March 31, 2025, a decrease of 7%, compared to 2024. Worldwide sales during the three months ended March 31, 2025 were negatively impacted by approximately 3%, or $44 million, due to unfavorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the three months ended March 31, 2025, primarily reflect the performance of:

•	Nexplanon, due to increased sales (including an estimated $17 million of sales resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above, offset by an estimated $15 million of sales from such sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, resulting in an estimated net impact of $2 million for the three months ended March 31, 2025, with the impact estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler) and favorable pricing in the United States and the acceleration of our institutional business in Africa in order to meet demand;

•	Vtama, reflecting the acquisition of Dermavant in the fourth quarter of 2024;

•	Follistim AQ, due to a one-time buy-in as a result of our exit from our interim operating model agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first quarter of 2024, demand increase and favorable discount rates in the United States; and

•	Emgality, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

This performance was more than offset by decreases for the three months ended March 31, 2025 in:

•	Atozet, primarily due to LOE in France and Spain partially offset by increased demand in South Korea and the Asia Pacific cluster;

•	Singulair® (montelukast sodium), due to the lower rate of respiratory infections in China when compared to 2024, lower demand in Japan and the impact of the mandatory annual price reductions in Japan; and

•	Ontruzant, driven by the return to normalized levels of the contracted volume in Brazil and lower demand in the United States.

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

Women’s Health

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Nexplanon/Implanon NXT	$248	$220	13%	14%
NuvaRing	22	38	(43)	(41)
Marvelon/Mercilon	39	33	19	21
Follistim AQ	69	46	49	52
Jada	15	13	20	20

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, increased 13% for the three months ended March 31, 2025, compared to 2024, primarily due to increased sales and favorable pricing in the United States and the acceleration of our institutional business in Africa in order to meet demand. The increased sales for Nexplanon for the quarter ended March 31, 2025 included an estimated $17 million of sales resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above, offset by an estimated $15 million of sales from such sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, resulting in an estimated net impact of $2 million for the three months ended March 31, 2025. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler.

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

Biosimilars

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Renflexis	$57	$69	(18)%	(17)%
Hadlima	47	30	55	57
Ontruzant	18	39	(54)	(54)
Brenzys	14	24	(39)	(35)

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

Cardiovascular

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Atozet	$77	$132	(42)%	(39)%
Zetia/Vytorin	107	112	(4)	(1)
Cozaar/Hyzaar	55	67	(18)	(16)

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

Respiratory

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Singulair	$74	$98	(24)%	(22)%
Nasonex	72	77	(7)	(4)
Dulera	43	56	(22)	(21)

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

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Arcoxia	$62	$75	(18)%	(16)%
Vtama	24	—	*	*

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

Other

	Three Months Ended March 31,			% Change Excluding Foreign
($ in millions)	2025	2024	% Change	Exchange
Emgality/Rayvow	$32	$10	229%	247%

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

Gross Profit, Expenses and Other

	Three Months Ended March 31,
($ in millions)	2025	2024	% Change
Cost of sales	$672	$665	1%
Gross profit	841	957	(12)

Selling, general and administrative	420	431	(3)
Research and development	96	112	(14)
Acquired in-process research and development and milestones	6	15	(60)
Restructuring costs	86	23	*
Interest expense	124	131	(5)
Exchange (gains) losses	(4)	6	*
Other expense, net	12	3	*

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

Item 4. Controls and Procedures

Overview

As previously disclosed in the Form 8-K and the Form 10-K Amendment, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the Relevant Periods than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024 as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods, including the quarter ended March 31, 2025) based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods, including the quarter ended March 31, 2025) would have fallen short of the Company’s guidance range and/or certain external revenue expectations.

Based on the results of the Audit Committee’s investigation as further set forth in the “Explanatory Note”, the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete, including certain disclosures in the Original Form 10-Q that are being amended by this Amendment. As also discussed in the “Explanatory Note”, the Company identified material weaknesses in its internal control over financial reporting, which are described in the Form 10-K Amendment and below.

Quarterly Evaluation of Disclosure Controls and Procedures (Restated and Amended)

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

Our management, with the participation of our Interim CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 in connection with the filing of this Amendment. At the time that the Original Form 10-Q was filed with the SEC on May 2, 2025, our former CEO and our CFO had concluded that, as of March 31, 2025, the end of the period covered by the Original Form 10-Q, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to this evaluation, the Interim CEO and the CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, management has concluded that its condensed consolidated financial statements included in the Original Form 10-Q continue to fairly present, in all material respects, our financial position and results as of March 31, 2025 and December 31, 2024, and for the three-month periods ended March 31, 2025 and 2024.

Material Weaknesses in Internal Control Over Financial Reporting (Restated and Amended)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the evaluation described above, we identified the following material weaknesses in the Company’s internal control over financial reporting:

•	The Company failed to set an appropriate tone at the top. Specifically, our former CEO and leader of the Company’s U.S. commercial organization applied inappropriate pressure to achieve sales targets through sales of Nexplanon to two United States wholesalers above demand and engaged in inappropriate business conduct that violated the Company’s Code of Conduct.

•	The material weakness with respect to our tone at the top contributed to an additional material weakness of not maintaining effective controls related to information and communication. The Company did not design and maintain effective controls related to the information and communication component of the COSO Framework. Specifically, the former CEO and certain senior members of the Company’s U.S. commercial organization did not ensure appropriate communication with, or provide complete information to, the Company’s Disclosure Committee and the financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

These material weaknesses did not result in misstatements of our previously reported historical consolidated financial statements, including those filed with the Original Form 10-K or the Original Form 10-Q. Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan and Activities

To address the material weaknesses in internal control over financial reporting, the Company, with the oversight of its Audit Committee, has developed a remediation plan, which is described below. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. Actions taken to date include:

•	The appointment of a new Interim CEO, the termination and appointment of a new Head of U.S. Commercial & Government Affairs, the appointment of an Executive Chair and the appointment of a Lead Independent Director.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

•	Enhance the Company’s Code of Conduct to clarify responsibilities related to the Company’s financial reporting and disclosures, including awareness of the options to raise concerns or questions to management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns;

•	Enhance compliance training and communication on the Company’s Code of Conduct regarding ethical tone and corporate culture and enhance training for commercial and finance personnel regarding appropriate business practices;

•	Enhance the Company’s Annual Ethics and Policy Certifications;

•	Implement additional representations within the Company’s Quarterly Financial Certification Questionnaire relating to the disclosures of misleading business practices;

•	Enhance existing Disclosure Committee responsibilities to include among other requirements, additional questions and more information regarding the representations being made, and provide incremental training on these responsibilities;

•	Implement additional and enhance existing sub-certifications and internal management representation letters, including providing training on the purpose of the sub-certification and the process for evaluating the representations;

•	Enhance controls and implement written policies and procedures to provide governance, oversight and guidelines for timely communication of management fee arrangements with wholesalers; and

•	Evaluate and enhance internal controls related to sales monitoring.

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

Quarterly Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Number		Description

+10.1	—	Organon Non-Employee Director Savings Plan, as amended and restated on January 1, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).
+10.2	—	Form of Global Terms for 2025 Non-Qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).
+10.3	—	Form of Global Terms for 2025 Performance Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).
+10.4	—	Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Stock Default) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).
+10.5	—	Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Cash Default) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-40235) filed on February 28, 2025).
*31.1	—	Certification of Principal Executive Officer (Interim CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (Interim CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith
	+	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: November 10, 2025	/s/ Lynette Holzbaur
Lynette Holzbaur
Senior Vice President Finance - Corporate Controller

Date: November 10, 2025	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer