Form 10-Q/A
period 2025-06-30
Organon & Co.
filed 2025-11-10
CIK 1821825

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

The number of shares of common stock outstanding as of the close of business on July 30, 2025: 259,965,579

The following notations in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended, have the meanings as set forth below:

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

Explanatory Note

On October 27, 2025, Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) announced an internal investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) regarding the Company’s sales practices for wholesalers as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 (the “Form 8-K”). Following the Audit Committee investigation findings and as a result of the material weaknesses in our internal control over financial reporting that were identified and are described below, the Company (i) filed Amendment No. 1 (the “Form 10-K Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), (ii) filed Amendment No. 1 (the “Q1 Form 10-Q Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Original Q1 Form 10-Q”) and (iii) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 that was filed with the SEC on August 6, 2025 (the “Original Q2 Form 10-Q”).

This Amendment amends and/or restates:

(i)	Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely for the purpose of amending certain disclosures regarding the increased sales with respect to Nexplanon ® in the U.S. that appears in our discussion of our financial condition and results of operations for the quarter ended June 30, 2025 (as relates to Nexplanon sales during this second quarter of 2025);
(ii)	Item 4. “Controls and Procedures,” to reflect the ineffective disclosure controls and procedures as of June 30, 2025 as a result of the material weaknesses;
(iii)	a risk factor in Item 1A. “Risk Factors” that addresses risks relating to our key products and the Company’s sales practices for wholesalers, as disclosed herein; and
(iv)	Item 6. “Exhibits” to reflect the new certifications referenced above.

This Amendment also includes the following exhibits to replace exhibits previously filed:

(i)	new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the Company’s principal executive officer and principal financial officer.

Except as set forth herein, this Amendment does not modify or update disclosures included in the Original Q2 Form 10-Q, nor does it reflect events occurring after the filing of the Original Q2 Form 10-Q. Among other things, risk factors and forward-looking statements made in the Original Q2 Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Q2 Form 10-Q, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Q2 Form 10-Q and this Amendment.

Overview of Audit Committee Investigation and Findings

As disclosed in the Form 8-K, the Form 10-K Amendment and the Q1 Form 10-Q Amendment, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon at the end of the fourth quarter of 2022, the third and fourth quarters of 2024 and the first, second and third quarters of 2025 (collectively, the “Relevant Periods”) than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024 as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods) would have fallen short of the Company’s guidance range and/or certain external expectations. The Audit Committee investigation did not find that the use of these sales practices for wholesalers extended to sales other than sales of Nexplanon in the United States during the Relevant Periods, or that these sales practices for wholesalers were otherwise used for any other Company products.

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

Based on the results of the Audit Committee’s investigation, the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete, including certain disclosures in the Original Q2 Form 10-Q, as listed above, that are being amended by this Amendment.

Company Determinations Following the Audit Committee Findings

Additionally, as a result of the investigation and the Audit Committee findings, Company management, in consultation with the Audit Committee, has re-assessed the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024, as reported in the Original Form 10-K. As a result as reported in the Form 10-K Amendment and the Q1 Form 10-Q Amendment, the Company concluded that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024 and that management’s assessment of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024 that were included in Item 9A of the Original Form 10-K should no longer be relied upon, as a result of the material weaknesses disclosed in the Form 10-K Amendment, the Q1 Form 10-Q Amendment and also described herein. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has determined that there will be no restatement or revision to its previously issued financial statements, including those filed with the Original Form 10-K, the Original Q1 Form 10-Q and the Original Q2 Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including any potential pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to Organon’s customers and business partners; economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates; market volatility, downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, changing political or geopolitical conditions, market contraction, boycotts, and sanctions, as well as Organon’s ability to successfully manage uncertainties related to the foregoing; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the continued impact of the September 2024 loss of exclusivity (“LOE”) for Atozet™1 (ezetimibe and atorvastatin); the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive, which may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements or waivers of their terms for certain key products such as Nexplanon; restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Securities and Exchange Commission (“SEC”) and other U.S. and comparable government agencies; difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage; legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; loss of key employees or inability to identify and recruit new employees; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of the Original Q2 Form 10-Q and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by the Form 10-K Amendment. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

Operating Results

Sales Overview

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
United States	$414	$388	7%	7%	$826	$758	9%	9%
International	1,180	1,219	(3)	(4)	2,281	2,471	(8)	(6)
Total	$1,594	$1,607	(1)%	(1)%	$3,107	$3,229	(4)%	(3)%

Worldwide sales were $1.6 billion for the three months ended June 30, 2025, a decrease of 1%, compared to 2024. Worldwide sales were positively impacted by approximately 1% or $9 million, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the three months ended June 30, 2025 primarily reflect the performance of:

•	Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024 and launch of the atopic dermatitis indication in the United States.
•	Hadlima® (adalimumab-bwwd), reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets.
•	Emgality® [2] (galcanezumab-gnlm), due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.
•	Follistim AQ® (follitropin beta injection), due to a one-time buy-in as a result of our exit from our interim operating model (“IOM”) agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024, demand increase and favorable discount rates in the United States as well as increased demand in select international markets.

This performance was offset by decreases for the three months ended June 30, 2025 in:

•	Atozet, primarily due to LOE in France, Spain and Japan partially offset by increased demand in Asia Pacific and Latin America.
•	Singulair® (montelukast sodium), due to the lower demand and negative impact from price reductions in Japan and China.
•	Ontruzant® (trastuzumab-dttb), due to unfavorable pricing in Brazil coupled with lower tendered volume from Brazil’s Ministry of Health when compared with 2024 and lower demand in the United States.

Worldwide sales were $3.1 billion for the six months ended June 30, 2025, a decrease of 4%, compared to 2024. Worldwide sales during the six months ended June 30, 2025 were negatively impacted by approximately 1%, or $34 million, due to unfavorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the six months ended June 30, 2025, primarily reflect the performance of:

•	Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024 and launch of the Atopic Dermatitis indication in the United States.
•	Hadlima, reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets.
•	Emgality, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.
•	Follistim AQ, due to a one-time buy-in as a result of our exit from our IOM agreement in the United States with Merck during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024, demand increase and favorable discount rates in the United States as well as increased demand in select international markets.

Nexplanon, primarily due to favorable pricing in the United States and increased demand in Brazil and our institutional business in Africa. Nexplanon sales during the six months ended June 30, 2025 included an estimated $15 million of sales resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above, offset by an estimated $15 million of sales from such sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, resulting in no net impact for the six months ended June 30, 2025. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler.

This performance was offset by decreases for the six months ended June 30, 2025 in:

•	Atozet, primarily due to LOE in France, Spain and Japan partially offset by increased demand in Asia Pacific and Latin America.
•	Singulair, due to the lower demand and negative impact from price reductions in Japan and China.
•	Ontruzant, due to unfavorable pricing in Brazil coupled with lower tendered volume from Brazil’s Ministry of Health when compared with 2024 and lower demand in the United States.

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

Due to changing market conditions, new and evolving U.S. and international tariffs, U.S. tax law changes and regulatory uncertainty that impact our business, as well as the pharmaceutical industry, we have been and will continue to adapt our business and sales strategies to address this changing landscape in order to achieve our business objectives and remain competitive. Such strategies may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements or waivers of their terms for certain key products.

Our operations include a portfolio of products. Highlights of the sales of our products for the three and six months ended June 30, 2025 and 2024 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Nexplanon/Implanon NXT	$240	$242	(1)%	(1)%	$488	$462	6%	6%
NuvaRing	28	29	(4)	(6)	50	67	(26)	(26)
Marvelon/Mercilon	33	41	(18)	(19)	72	73	(2)	(1)
Follistim AQ	74	62	18	17	142	108	31	32
Jada	18	14	24	24	33	27	22	22

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, decreased 1% for the three months ended June 30, 2025, compared to 2024, primarily due to softer demand in the United States partially offset by favorable pricing in the United States, increased demand in various international markets, including Brazil and our institutional business in Africa. Sales increased 6% for the six months ended June 30, 2025, compared to 2024, primarily due to favorable pricing in the United States and increased demand in Brazil and our institutional business in Africa. Nexplanon sales during the six months ended June 30, 2025 included an estimated $15 million of sales resulting from the identified sales practices for wholesalers described in the “Explanatory Note” above, offset by an estimated $15 million of sales from such sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, resulting in no net impact for the six months ended June 30, 2025. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler.

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

General Medicines

Biosimilars

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Renflexis	$63	$69	(9)%	(8)%	$120	$138	(13)%	(13)%
Hadlima	50	28	78	79	96	58	66	68
Ontruzant	31	48	(35)	(35)	49	87	(43)	(44)
Brenzys	22	12	76	79	36	36	1	4

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

Cardiovascular

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Atozet	$86	$140	(38)%	(39)%	$162	$271	(40)%	(39)%
Zetia/Vytorin	101	102	(1)	(3)	209	215	(3)	(2)
Cozaar/Hyzaar	56	60	(6)	(6)	111	127	(13)	(11)

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

Respiratory

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Singulair	$66	$93	(29)%	(31)%	$140	$190	(27)%	(27)%
Nasonex	66	60	9	7	137	137	—	1
Dulera	41	47	(13)	(12)	84	103	(18)	(17)

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

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Arcoxia	$63	$68	(7)%	(10)%	$124	$143	(13)%	(13)%
Vtama	31	—	*	*	54	—	*	*

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

Other

	Three Months Ended June 30,		%	% Change Excluding Foreign	Six Months Ended June 30,		%	% Change Excluding Foreign
($ in millions)	2025	2024	Change	Exchange	2025	2024	Change	Exchange
Emgality/Rayvow	$42	$30	42%	37	$74	$40	88%	88%

Sales of Emgality, a medicine for the preventive treatment of migraine and Rayvow™ 2 (lasmiditan), a medicine for acute treatment of the headache phase of migraine attacks, increased for the three and six months ended June 30, 2025, compared to 2024, as a result of our acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
($ in millions)	2025	2024	Change	2025	2024	Change
Cost of sales	$720	$668	8%	$1,392	$1,333	4%
Gross profit	874	939	(7)	1,715	1,896	(10)

Selling, general and administrative	453	437	4	873	868	1
Research and development	95	116	(18)	191	228	(16)
Acquired in-process research and development and milestones	—	15	(100)	6	30	(80)
Restructuring costs	2	—	*	88	23	*
Interest expense	131	131	—	255	262	(3)
Exchange (gains) losses	(1)	(1)	—	(5)	5	*
Other (income) expense, net	(35)	6	*	(23)	9	*

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

Item 4. Controls and Procedures

Overview

As previously disclosed in the Form 8-K, the Form 10-K Amendment and the Q1 Form 10-Q Amendment, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the Relevant Periods than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024 as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods, including the quarters ended March 31, 2025 and June 30, 2025), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods, including the quarters ended March 31, 2025 and June 30, 2025) would have fallen short of the Company’s guidance range and/or certain external revenue expectations.

Based on the results of the Audit Committee’s investigation as further set forth in the “Explanatory Note”, the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s  prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete, including certain disclosures in the Original Q2 Form 10-Q that are being amended by this Amendment. As also discussed in the “Explanatory Note”, the Company identified material weaknesses in its internal control over financial reporting, which are described in the Form 10-K Amendment, the Q1 Form 10-Q Amendment and below.

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

Our management, with the participation of our Interim CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 in connection with the filing of this Q2 10-Q Amendment. At the time that the Original Q2 Form 10-Q was filed with the SEC on August 6, 2025, our former CEO and our CFO had concluded that, as of June 30, 2025, the end of the period covered by the Original Q2 Form 10-Q, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to this evaluation, the Interim CEO and the CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, management has concluded that its condensed consolidated financial statements included in the Original Q2 Form 10-Q continue to fairly present, in all material respects, our financial position and results as of June 30, 2025 and December 31, 2024, and for the three- and six-month periods ended June 30, 2025 and 2024.

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

These material weaknesses did not result in misstatements of our previously reported historical consolidated financial statements, including those filed with the Original Form 10-K, the Original Q1 Form 10-Q or the Original Q2 Form 10-Q. Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

Quarterly Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

The below risk factor relating to our key products and sales practices for wholesalers that was included in the Original Q2 Form 10-Q is being amended to correct and update information with respect to the Company’s sales practices for wholesalers involving Nexplanon in the United States during the Relevant Period and the related risks.

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

To address such adverse effects and remain competitive, we have and will continue to adapt our business and sales practices for wholesalers, particularly in connection with our key products. These business and sales practices for wholesalers have historically included product discount programs and discussing with wholesalers whether to increase their inventory levels either within or above the agreed upon product inventory levels under the relevant agreement terms or pursuant to waivers. In the United States, the current structure of our arrangements provides us with data on inventory levels at our wholesalers, which is closely monitored and reviewed with the goal of ensuring that inventory levels are appropriate and reasonable in the normal course of business. Additionally, with respect to markets outside of the United States, inventory levels are also reviewed to the extent information is available by market or customer type. However, even with available inventory data, if we do not accurately predict inventory levels or we otherwise determine that inventory levels of our wholesalers should increase due to either customer demand or demand generated via the sales practices for wholesalers, then this may result in the inventory of our wholesalers exceeding customer demand at the time. However, if demand does not keep pace with the additional inventory purchases, then channel inventory for such products could grow in any particular quarter, which could adversely affect corresponding product revenues and/or rate of returns, and could result in a greater amount of product expirations, reduced inventory purchases in subsequent months and/or product discounts being recorded in subsequent quarters. Moreover, if we choose to eliminate or adjust the use of these strategies or if wholesalers decrease their inventory levels, this could contribute to our quarterly and/or annual revenue failing to meet our expectations.

Item 6. Exhibits

Number		Description

+10.1	—	Amended and Restated Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-40235), filed on April 25, 2025).

10.2	—	Organon & Co. Executive Change in Control Severance Program, as amended and restated on April 15, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40235), filed on August 6, 2025).

10.3	—	Organon & Co. Executive Severance Program, as amended and restated on April 15, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40235), filed on August 6, 2025).

*31.1	—	Certification of Principal Executive Officer (Interim CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Section 1350 Certification of Principal Executive Officer (Interim CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith

	**	Furnished herewith

	+	Management contract or compensatory plan or arrangement

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