Form 10-Q
period 2025-09-30
Organon & Co.
filed 2025-11-10
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on November 3, 2025: 259,982,912

The following notations in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”) have the meanings as set forth below:

“1” Indicates, in this Form 10-Q, brand names of products, that are not available in the United States.

“2” Indicates, in this Form 10-Q, brand names of products that are trademarks not owned by Organon & Co. or its subsidiaries. Actemra is a trademark registered in the United States in the name of Chugai Seiyaku KK.; Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin and Perjeta are trademarks registered in the United States in the name of Genentech, Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); and Rayvow is a registered trademark of Eli Lilly in the European Union and other countries (used under license); Prolia and Xgeva are trademarks registered in the U.S. in the name of Amgen Inc. Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon & Co. and/or one of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,602	$1,582	$4,709	$4,811
Cost of sales	745	659	2,137	1,992
Gross profit	857	923	2,572	2,819

Selling, general and administrative	415	422	1,288	1,290
Research and development	84	111	275	339
Acquired in-process research and development and milestones	—	51	6	81
Restructuring costs	—	—	88	23
Interest expense	128	126	383	388
Exchange losses	17	6	12	11
Other (income) expense, net	(30)	—	(53)	9
Income before income taxes	243	207	573	678
Income tax expense (benefit)	83	(152)	181	(77)
Net income	$160	$359	$392	$755

Earnings per share:
Basic	$0.61	$1.39	$1.51	$2.94
Diluted	$0.61	$1.38	$1.50	$2.92

Weighted average shares outstanding:
Basic	259,975	257,498	259,266	256,830
Diluted	260,653	259,757	260,611	258,908

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$160	$359	$392	$755
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	—	(1)	—	—
Cumulative translation adjustment	(2)	42	75	(30)
	(2)	41	75	(30)
Comprehensive income	$158	$400	$467	$725

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	September 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$672	$675
Accounts receivable (net of allowance for doubtful accounts of $12 in 2025 and $14 in 2024)	1,484	1,358
Inventories (excludes inventories of $247 in 2025 and $215 in 2024 classified in Other assets)	1,488	1,321
Other current assets	1,056	994
Total Current Assets	4,700	4,348
Property, plant and equipment, net	1,290	1,168
Goodwill	4,680	4,680
Intangibles, net	1,340	1,414
Other assets	1,542	1,491
Total Assets	$13,552	$13,101

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$45	$20
Trade accounts payable	1,074	1,153
Accrued and other current liabilities	1,444	1,411
Income taxes payable	116	134
Total Current Liabilities	2,679	2,718
Long-term debt	8,783	8,860
Deferred income taxes	62	74
Other noncurrent liabilities	1,122	977
Total Liabilities	12,646	12,629
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 259,983 in 2025 and 257,799 in 2024	3	3
Additional paid-in capital	159	108
Retained earnings	1,318	1,010
Accumulated other comprehensive loss	(574)	(649)
Total Stockholders’ Equity	906	472
Total Liabilities and Stockholders’ Equity	$13,552	$13,101
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at July 1, 2024	257,473	$3	$63	$690	$(612)	$144
Net income	—	—	—	359	—	359
Other comprehensive income, net of taxes	—	—	—	—	41	41
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(74)	—	(74)
Stock-based compensation plans and other	66	—	23	—	—	23
Balance at September 30, 2024	257,539	$3	$86	$975	$(571)	$493

Balance at July 1, 2025	259,965	$3	$139	$1,163	$(572)	$733
Net income	—	—	—	160	—	160
Other comprehensive loss, net of taxes	—	—	—	—	(2)	(2)
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(5)	—	(5)
Stock-based compensation plans and other	18	—	20	—	—	20
Balance at September 30, 2025	259,983	$3	$159	$1,318	$(574)	$906

Balance at January 1, 2024	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	755	—	755
Other comprehensive loss, net of taxes	—	—	—	—	(30)	(30)
Cash dividends declared on common stock ($0.84 per share)	—	—	—	(223)	—	(223)
Stock-based compensation plans and other	1,913	—	61	—	—	61
Balance at September 30, 2024	257,539	$3	$86	$975	$(571)	$493

Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	392	—	392
Other comprehensive income, net of taxes	—	—	—	—	75	75
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(84)	—	(84)
Stock-based compensation plans and other	2,184	—	51	—	—	51
Balance at September 30, 2025	259,983	$3	$159	$1,318	$(574)	$906
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$392	$755
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	110	98
Amortization	155	102
Impairment of assets	9	—
Acquired in-process research and development and milestones	6	81
Accretion and changes in fair value in contingent consideration	(9)	—
Deferred income tax expense (benefit)	33	(170)
Stock-based compensation	70	79
Unrealized foreign exchange gain	(8)	(24)
Gain on debt repurchase	(46)	—
Other	60	18
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(81)	42
Inventories	(94)	(100)
Other current assets	(54)	(180)
Trade accounts payable	(97)	(215)
Accrued and other current liabilities	14	(28)
Income taxes payable	(30)	24
Other	129	67
Net Cash Flows Provided by Operating Activities	559	549
Cash Flows from Investing Activities
Capital expenditures	(117)	(120)
Proceeds from sale of property, plant and equipment	1	2
Acquired in-process research and development and milestones	(10)	(26)
Dermavant acquisition, net of cash acquired	(75)	—
Purchase of product rights and asset acquisition	(124)	(73)
Net Cash Flows Used in Investing Activities	(325)	(217)
Cash Flows from Financing Activities
Proceeds from debt	730	1,036
Repayments of debt	(1,006)	(1,045)
Payment of long-term debt issuance costs	—	(36)
Employee withholding taxes related to stock-based awards	(14)	(18)
Dividend payments	(84)	(223)
Net Cash Flows Used in Financing Activities	(374)	(286)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	137	24
Net (Decrease) Increase in Cash and Cash Equivalents	(3)	70
Cash and Cash Equivalents, Beginning of Period	675	693
Cash and Cash Equivalents, End of Period	$672	$763
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Segments

Following a change in executive leadership, the Company reassessed its segment reporting structure and, during the second quarter of 2025, determined that it operates as one operating segment comprised of two reporting units: U.S. and International. Organon is engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies and medical devices within women's health and general medicines. The Company’s chief operating decision‑maker (the “CODM”) is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for our one operating segment based on consolidated net income that is reported on the consolidated statements of income. The Company has also evaluated the significant segment expenses incurred by our single segment and regularly provided to the CODM. The significant segment expenses provided to the CODM are consistent with those reported on the Condensed Consolidated Statements of Income and include cost of sales, selling, general and administrative, research and development, interest expense and income taxes. The CODM uses these metrics to make key operating decisions such as: approving a new product launch strategy, making significant capital expenditures, approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting capital resource allocation. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Goodwill

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

The Company’s quantitative goodwill impairment analysis relies on projected cash flows and market assumptions. A significant decline in forecasted performance, whether due to external economic factors or internal operational challenges, could result in the fair value of either the U.S. or International reporting unit falling below its carrying amount. In such cases, the Company would be required to recognize a non-cash impairment charge, which could materially impact our financial condition and results of operations. Additionally, the Company may be required to record impairment charges on goodwill related to a reporting unit if adverse macroeconomic or geopolitical developments materially affect our business outlook. These developments may include, but are not limited to, the implementation of tariffs, changes in trade policies, inflationary pressures, supply chain disruptions, or regulatory changes that reduce forecasts or increase operating costs.

Recently Issued Accounting Standards Not Yet Adopted

In October 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Among other things, the ASU adds the scope exception from derivative accounting for contracts that are not exchange-traded and having features based on operations or activities specific to one of the parties involved, reducing complexity and diversity in practice. The amendments in this ASU are effective for annual periods beginning on January 1, 2027, and should be applied on a prospective basis, with the option to apply the amendments on a modified retrospective basis; early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting for internal-use software to better reflect contemporary development practices, such as agile and iterative methodologies. Key changes include revised cost capitalization thresholds, enhanced guidance for assessing development uncertainty, and new disclosure requirements intended to improve transparency and consistency across entities. The amendments in this ASU are effective for annual periods beginning on January 1, 2028 and interim reporting periods within those periods, and may be applied either prospectively, retrospectively or on a modified retrospective basis; early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Dermavant Sciences Ltd. (“Dermavant”)

On October 28, 2024, Organon acquired Dermavant, a company dedicated to developing and commercializing innovative therapeutics in immuno-dermatology. Dermavant’s novel product, Vtama® (tapinarof) cream, was approved by the U.S. Food and Drug Administration (the “FDA”) in May 2022 for the topical treatment of mild, moderate, and severe plaque psoriasis in adults. In December 2024, the FDA approved Vtama for the treatment of atopic dermatitis, also known as eczema, in adults and children two years of age and older. Atopic dermatitis is one of the most common inflammatory dermatological conditions in adults, presenting a higher disease burden for women compared to men. The acquisition expanded Organon’s existing portfolio of general medicines.

Consideration for Dermavant consists of the upfront payment of $175 million and a $75 million milestone payment upon regulatory approval of the atopic dermatitis indication in the United States, which was paid in the first quarter of 2025, as well as payments of up to $950 million for the achievements of certain commercial milestones, tiered royalties on net sales, and the assumption of liabilities, including certain debt obligations, which were accounted for at fair value on the acquisition date.

The transaction was accounted for as a business combination. The aggregate consideration is calculated as follows:

(in millions)
Cash consideration paid to Dermavant at closing	$198
Fair value of contingent consideration, as of acquisition date	383
Aggregate purchase price consideration	$581

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

In the second quarter of 2025, the final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed. The Company has not made any adjustments to the allocation of the consideration since initially reported in the fourth quarter of 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)

In the first quarter of 2025, the Company paid $75 million for the regulatory milestone related to the atopic dermatitis indication of Vtama in the United States achieved during the fourth quarter of 2024, and paid $35 million related to sales-based milestones that were achieved in the fourth quarter of 2024 related to an assumed licensing agreement.

In April 2025, Health Canada approved Nduvra® (tapinarof) cream, the first in a novel class of aryl hydrocarbon receptor agonists to be approved in Canada for the topical treatment of plaque psoriasis in adults. As a result, in the second quarter of 2025, the Company reclassified the acquired IPR&D intangible asset to product and product rights and will amortize the intangible asset over nine years.

Suzhou Centergene Pharmaceuticals (“Centergene”)

Due to changes in the evolving fertility landscape in China, the Company exited its agreement with Centergene. As a result, during the first quarter of 2025, the Company recognized $6 million in Acquired in-process research and development and milestones.

Eli Lilly (“Lilly”)

As of September 30, 2025, Organon has $240 million accrued in Other noncurrent liabilities related to the probable sales-based milestones. In January 2025, the Company paid $20 million related to the milestones.

Shanghai Henlius Biotech, Inc. (“Henlius”)

In September 2025, the FDA approved Bildyos® (denosumab-nxxp) injection 60 mg/mL and Bilprevda® (denosumab-nxxp) injection 120 mg/1.7 mL, biosimilars to Prolia2 (denosumab) and Xgeva2 (denosumab), respectively, for all indications of the reference products, and the European Commission granted marketing authorization for Bildyos and Bilprevda. As a result, sales-based milestones related to the Henlius agreement were determined to be probable of being achieved and the Company recognized intangible assets of $30 million related to these milestones. The intangible assets will be amortized over 9 years.

In February 2025, Organon paid $10 million related to the milestone for the development of HLX11, an investigational biosimilar of Perjeta2 (pertuzumab), which was recognized as Acquired in-process research and development and milestones in 2024. In March 2025, the European Medicines Agency validated the marketing authorization application for HLX11.

Oss Biotech Site

In July 2025, Organon acquired the Oss Biotech manufacturing facility in the Netherlands from Merck & Co., Inc., Rahway, NJ, US (“Merck”). This agreement covers Organon’s fertility drug substance production and associated support functions. Organon is required to pay aggregate consideration of $25 million, of which $15 million was paid in July 2025 and the remaining $10 million will be paid in the first half of 2026. In addition to the purchase of the facility, the Company also paid $71 million for the purchase of the remaining inventory at the site.

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$160	$359	$392	$755

Basic weighted average number of shares outstanding	259,975	257,498	259,266	256,830
Stock awards and equity units (share equivalent)	678	2,259	1,345	2,078
Diluted weighted average common shares outstanding	260,653	259,757	260,611	258,908

EPS:
Basic	$0.61	$1.39	$1.51	$2.94
Diluted	$0.61	$1.38	$1.50	$2.92

Anti-dilutive shares excluded from the calculation of EPS	16,238	8,599	15,871	8,587

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units, and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$146	$77	$223	$172	$70	$243	$486	$225	$711	$497	$207	$704
Follistim AQ	24	40	64	26	37	63	89	117	206	59	113	171
NuvaRing	9	17	26	7	17	23	21	54	75	33	57	90
Ganirelix Acetate Injection	3	19	22	5	20	26	10	67	77	16	65	82
Marvelon/Mercilon	—	31	31	—	29	29	—	103	103	—	103	103
Jada	20	—	20	15	—	16	53	1	54	42	1	43
Other Women’s Health (1)	17	26	43	14	28	40	47	80	128	41	78	119
General Medicines
Biosimilars
Renflexis	51	19	70	56	16	72	141	49	190	167	43	210
Hadlima	47	16	63	29	11	40	116	44	159	71	27	98
Ontruzant	4	28	31	5	15	20	12	68	80	23	84	107
Brenzys	—	23	23	—	27	27	—	59	59	—	63	63
Other Biosimilars (1)	6	3	9	—	7	7	9	13	22	—	22	22
Cardiovascular
Atozet	—	95	95	—	125	125	—	257	257	—	396	396
Zetia	1	91	93	2	80	81	4	248	252	5	235	240
Cozaar/Hyzaar	2	53	55	2	57	59	6	160	166	7	179	186
Vytorin	1	25	25	1	25	26	3	72	75	4	78	82
Rosuzet	—	6	6	—	11	11	—	16	16	—	36	36
Other Cardiovascular (1)	1	33	33	—	27	29	1	97	98	2	97	99
Respiratory
Singulair	2	51	53	2	83	85	6	187	193	7	268	275
Nasonex	—	60	60	—	63	63	—	197	197	—	200	200
Dulera	24	10	34	38	10	48	89	28	118	120	31	151
Clarinex	1	25	25	1	26	27	1	92	93	2	97	100
Other Respiratory (1)	9	2	12	11	3	14	32	9	40	26	10	35
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	71	71	—	69	69	—	195	195	—	211	211
Fosamax	—	40	40	1	37	38	2	106	107	3	109	112
Diprospan	—	41	41	—	37	37	—	112	112	—	102	102
Vtama	31	3	34	—	—	—	80	9	89	—	—	—
Other Non-Opioid Pain, Bone and Dermatology (1)	4	75	80	5	69	74	11	217	229	15	212	227
Other
Propecia	2	31	33	2	27	28	4	86	90	5	74	79
Emgality/Rayvow	—	51	51	—	29	29	—	125	125	—	69	69
Proscar	—	27	27	—	23	23	1	73	73	1	72	73
Other (1)	—	86	88	3	80	84	6	245	253	12	229	241
Other (2)	1	21	21	1	26	26	2	66	67	(2)	87	85
Revenues	$406	$1,196	$1,602	$398	$1,184	$1,582	$1,232	$3,477	$4,709	$1,156	$3,655	$4,811
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Europe and Canada	$417	$436	$1,212	$1,343
United States	406	398	1,232	1,156
Asia Pacific and Japan	251	260	752	806
China	219	212	627	634
Latin America, Middle East, Russia, and Africa	286	243	810	768
Other (1)	23	33	76	104
Revenues	$1,602	$1,582	$4,709	$4,811
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”), and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Stock-based compensation expense recognized in:
Cost of sales	$4	$4	$12	$13
Selling, general and administrative	16	17	46	53
Research and development	4	4	12	13
Total	$24	$25	$70	$79

Income tax benefits	$5	$6	$15	$17

The fair value of options granted was determined using the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected dividend yield	7.41%	6.00%
Risk-free interest rate	4.08	4.12
Expected volatility	40.25	41.02
Expected life (years)	5.89	5.89

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the nine months ended September 30, 2025 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	6,948	$29.44	$7.70	8,590	$20.28	1,121	$28.44
Granted/Issued	2,587	14.89	3.03	5,896	14.70	263	19.49
Vested/Exercised	—	—	—	(3,234)	23.31	(209)	35.54
Forfeited/Cancelled	(389)	27.05	6.63	(1,592)	17.04	(167)	34.51
Outstanding as of September 30, 2025	9,146	$25.43	$6.42	9,660	$16.43	1,008	$23.62

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of September 30, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	8,833	$25.43	$—	6.94	5,336	$31.79	$—	5.41
RSUs	8,984		103	1.97
PSUs	313		3	1.63

The amount of unrecognized compensation costs as of September 30, 2025 was $146 million, which will be recognized in operating expense ratably over the weighted average vesting period of 1.96 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	September 30, 2025	December 31, 2024
Beginning balance	$14	$61
Severance & severance related costs	88	31
Cash payments and other	(88)	(78)
Ending Balance	$14	$14

Organon does not anticipate incurring additional restructuring charges related to previously-announced initiatives. Organon expects the remaining severance payments associated with the restructuring activities to be primarily paid in 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 34.0% and (73.7)% for the three months ended September 30, 2025 and 2024, respectively, and 31.6% and (11.3)% for the nine months ended September 30, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the reversal of a valuation allowance, the favorable closure of two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

On July 4, 2025, U.S. House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. For 2025, any impact of the OBBBA is immaterial. For 2026 and beyond, the Company is evaluating the impacts of the OBBBA on its U.S. cash tax liability and income tax provision.

9. Inventories

Inventories consisted of:

($ in millions)	September 30, 2025	December 31, 2024
Finished goods	$798	$764
Raw materials	14	25
Work in process	835	675
Supplies	84	79
Total (approximates current cost)	$1,731	$1,543
Increase (Decrease) to last in, first out (“LIFO”) costs	4	(7)
	$1,735	$1,536
Recognized as:
Inventories	$1,488	$1,321
Other assets	247	215

Inventories valued under the LIFO method	127	133

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

As part of the Dermavant acquisition, the Company acquired $97 million of inventory, which includes a $63 million purchase accounting inventory fair value adjustment. As of September 30, 2025 and December 31, 2024, there was $25 million and $56 million, respectively, remaining in inventory related to the fair value adjustment.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings consist of the following:

($ in millions)	September 30, 2025	December 31, 2024
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,543	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€718 million in 2025 and €724 million in 2024)	838	755
Revolving credit facility	30	—
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,459	1,304
5.125% notes due 2031	1,758	2,000
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	178	165
NovaQuest Funding Agreement	—	103
Other borrowings	8	7
Other (discounts and debt issuance costs)	(86)	(97)
Total principal long-term debt and short-term borrowings	$8,828	$8,880
Less: Current portion of long-term debt and short-term borrowings	45	20
Total Long-term debt, net of current portion	$8,783	$8,860
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of September 30, 2025, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its acquisition of Dermavant is $156 million.

The nature and terms of Organon’s long-term debt are described in detail in Note 12. “Long-Term Debt and Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the second quarter of 2025, the Company repurchased and cancelled $242 million of the Company’s 5.125% notes due in 2031 (“the 2031 Notes”) prior to maturity which resulted in a pre-tax gain on extinguishment of debt of $42 million, recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025.

During the second quarter of 2025, the Company voluntarily repaid and terminated the funding agreement with NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”, and such agreement, the “NovaQuest Funding Agreement”) valued at $103 million. The termination resulted in a pre-tax gain on extinguishment of debt of $4 million, recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025.

For the nine months ended September 30, 2025 the Company had borrowings and repayments on the revolver of $730 million and $700 million, respectively.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2025	December 31, 2024
Long-term debt	2	$8,250	$8,354
Long-term debt (RIPSA & NovaQuest)	3	178	268

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company made interest payments related to its debt instruments of $276 million for the nine months ended September 30, 2025. The average maturity of the Company’s long-term debt as of September 30, 2025 is approximately 4.8 years and the weighted-average interest rate on total borrowings as of September 30, 2025 is 5.0%.

The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $22 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2025	$32
2026	10
2027	10
2028	3,568
2029	10
Thereafter	5,262

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of September 30, 2025, the Company is in compliance with all financial covenants, and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2025	December 31, 2024
Other current assets:
Forward contracts	2	$11	$29
Other assets:
Cross-currency swap	2	—	27
Accrued and other current liabilities:
Contingent consideration	3	—	75
Forward contracts	2	18	13
Other noncurrent liabilities:
Contingent consideration	3	310	319
Cross-currency swap	2	87	—

Notes to Condensed Consolidated Financial Statements (unaudited)
Foreign Currency Risk Management

The Company uses a balance sheet risk management program to partially mitigate the exposure of net monetary assets of its subsidiaries that are denominated in a currency other than a subsidiary’s functional currency from the effects of volatility in foreign exchange. In these instances, Organon principally utilizes forward exchange contracts to partially offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro, Swiss franc, and Canadian dollar. For exposures in developing country currencies, the Company enters into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument.

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $2.0 billion and $1.4 billion as of September 30, 2025 and December 31, 2024, respectively. The cash flows and the related gains and losses from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €718 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt and Short-Term Borrowings” for additional details.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Euro-denominated debt instruments gain (loss)	$5	$(92)	$(244)	$(17)
Cross-currency swaps gain (loss)	14	(29)	(115)	(25)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Derivative loss (gain) in Exchange losses	$7	$14	$(12)	$5
Derivative gain in Interest expense	(3)	(3)	(8)	(5)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 5.54% to 7.27%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	September 30, 2025
Beginning balance	$394
Accretion and changes in fair value in Other (income) expense, net	(9)
Payment	(75)
Ending balance	$310

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $268 million and $186 million of accounts receivable as of September 30, 2025 and December 31, 2024, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable were not material for the nine months ended September 30, 2025 and 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2024, net of taxes	$(14)	$(598)	$(612)
Other comprehensive (loss) income, pretax	(1)	42	41
Tax	—	—	—
Other comprehensive (loss) income, net of taxes	(1)	42	41
Balance at September 30, 2024, net of taxes	$(15)	$(556)	$(571)

Balance at July 1, 2025, net of taxes	$(17)	$(555)	$(572)
Other comprehensive loss, pretax	—	(2)	(2)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(2)	(2)
Balance at September 30, 2025, net of taxes	$(17)	$(557)	$(574)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive loss, pretax	—	(30)	(30)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(30)	(30)
Balance at September 30, 2024, net of taxes	$(15)	$(556)	$(571)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	75	75
Tax	—	—	—
Other comprehensive income, net of taxes	—	75	75
Balance at September 30, 2025, net of taxes	$(17)	$(557)	$(574)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of September 30, 2025, one potential remaining $25 million milestone remains unpaid.

Notes to Condensed Consolidated Financial Statements (unaudited)
Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Sales	$190	$164	$501	$499
Cost of sales	120	112	312	329
Selling, general and administrative	17	18	55	60

($ in millions)	September 30, 2025	December 31, 2024
Receivables from Samsung included in Other current assets	$37	$30
Payables to Samsung included in Trade accounts payable	165	143

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck & Co., Inc. (“Merck”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon Products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of September 30, 2025, only one jurisdiction remains under an Interim Operating Model Agreement.

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

The amounts due under such agreements were:

($ in millions)	September 30, 2025	December 31, 2024
Due from Merck in Accounts receivable	$162	$148
Due to Merck in Accounts payable	401	362

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Sales	$18	$25	$55	$82
Cost of sales	15	24	47	76

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of September 30, 2025, the Fosamax Litigation comprises approximately 844 cases in Federal court, approximately 1,532 cases in New Jersey state court, one case in Pennsylvania state court and approximately 209 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

All federal cases involving allegations of femur fractures have been transferred to a multidistrict litigation in the U.S. District Court for the District of New Jersey (“Femur Fracture MDL”). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. The Femur Facture MDL court then dismissed with prejudice approximately 650 cases on these same preemption grounds. Following a series of appeals, including a U.S. Supreme Court (“Supreme Court”) decision in 2019, the U.S. Court of Appeals for the Third Circuit (“Third Circuit”) ruled in September 2024 that plaintiffs’ failure-to-warn claims are not preempted by federal law. Consequently, approximately 844 cases are now before the Femur Fracture MDL court for further litigation. On March 10, 2025, Organon filed a writ of certiorari to the Supreme Court seeking review of the Third Circuit decision. On June 16, 2025, the Supreme Court denied the writ.

In New Jersey state court, the cases have been consolidated before a single judge in Middlesex County. On July 28, 2025, the Company signed a Master Settlement Agreement with the New Jersey state and federal plaintiffs’ lawyers who represent eligible clients (“NJ MSA Attorneys”), which provides that in exchange for a settlement amount (which is confidential, but non-material), at least 95% of the NJ MSA Attorneys’ eligible clients will release the Company and Merck of any liability related to their filed claims.

In California state court, the cases have been consolidated before a single judge in Orange County, California. In the only bellwether case tried to date in California, Galper v. Merck, the jury returned a verdict in Merck’s favor.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in state court in California. As of September 30, 2025, Merck had 17 cases pending outside the United States, of which seven relate to Implanon and ten relate to Nexplanon.

Securities and Stockholder Derivative Litigation

On May 27, 2025, a stockholder filed a lawsuit against the Company and certain of its officers on behalf of a putative class of stockholders who purchased or otherwise acquired shares between October 31, 2024 and April 30, 2025. A separate stockholder suit was filed on July 8, 2025 on behalf of a putative class of stockholders who purchased shares between November 3, 2022

Notes to Condensed Consolidated Financial Statements (unaudited)
and April 30, 2025. Plaintiffs in each of these cases allege that defendants made materially false and misleading statements regarding the Company’s capital allocation strategy, including through the use of quarterly dividends, and its debt reduction strategy. On July 22, 2025, pursuant to the Private Securities Litigation Reform Act, five parties filed motions for consolidation of the related actions and to be appointed lead plaintiff, though one party subsequently withdrew its motion. The remaining four parties’ motions are still pending. The same allegations at issue in the securities lawsuits also form the basis for two stockholder derivative lawsuits filed against the Company, certain of its officers and directors. The stockholder derivative suits further allege that the individual defendants breached their fiduciary duties based on the purportedly materially false and misleading statements that were made. On July 7, 2025, the court consolidated each of the stockholder derivative lawsuits. Subsequently, on September 8, 2025, the court entered an order deferring the derivative action until all motions to dismiss filed in the securities lawsuits are fully and finally resolved. Each of the foregoing actions were filed in the U.S. District Court for the District of New Jersey and each seek unspecified monetary damages and other relief.

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

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of September 30, 2025, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of September 30, 2025 and December 31, 2024 was $9 million and $7 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

16. Subsequent Events

Subsequent to September 30, 2025, the Company entered into a definitive agreement to divest the Jada System to Laborie Medical Technologies Corporation for an upfront payment of up to $465 million, comprised of $440 million, subject to certain closing adjustments, plus potential earnout payments of up to $25 million based on the achievement of certain 2026 net sales targets. The transaction is expected to close in early 2026, subject to regulatory approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, expanded brand and class competition in the markets in which Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) operates; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to Organon’s customers and business partners; economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates; uncertainties surrounding the Audit Committee investigation described in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 (the “Form 8-K”); the impact of litigation, regulatory investigations and inquiries, and other legal matters, including risks to our reputation and relationships with customers, wholesalers, suppliers, and other business partners; risks related to potential disruptions to our business as a result of the leadership changes announced in the Form 8-K, including the risk that appointing a new Chief Executive Officer may take longer than anticipated; our ability to remediate the material weaknesses in internal control over financial reporting and the related costs and management resources in connection therewith, as well as our ability to maintain effective controls over financial reporting and disclosure controls and procedures in the future; our ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets; actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity; our ability to meet our revenue and growth expectations and outlook; unfavorable publicity and media reports; the potential impact that actions by activist stockholders could have on the pursuit of our business strategies; the loss of key personnel or highly skilled employees; market volatility, downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, changing political or geopolitical conditions, market contraction, boycotts, and sanctions, as well as Organon’s ability to successfully manage uncertainties related to the foregoing; difficulties with performance of third parties we rely on for our business growth; the failure of any supplier to provide substances, materials, or services as agreed, or otherwise meet their obligations to us; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the continued impact of the September 2024 loss of exclusivity (“LOE”) for Atozet™1 (ezetimibe and atorvastatin); the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive; restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Securities and Exchange Commission (“SEC”) and other U.S. and comparable government agencies; difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to or affecting Medicare, Medicaid and health care reform, pharmaceutical pricing and reimbursement, access to our products, international reference pricing, including Most-Favored-Nation drug pricing, and other pricing-related initiatives and policy efforts; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, labeling changes, or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing health care insurance coverage; legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental claims and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; loss of key employees or inability to identify and recruit new employees; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K (as amended), Quarterly Reports on Form 10-Q (as amended) and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

Recent Developments

Internal Investigation Relating to Internal Control Over Financial Reporting

On October 27, 2025, we announced an internal investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) regarding our sales practices for wholesalers as described in the Form 8-K.

Overview of Audit Committee Investigation and Findings

As disclosed in the Form 8-K and Amendment No. 1 (the “10-K Amendment”), filed on November 10, 2025, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) and amendments (the “10-Q Amendments” and, together with the 10-K Amendment, the “Amendments”) to our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025 (such original filings, the “Original Form 10-Qs” and, together with the Original Form 10-K, the “Original Reports”), after concerns regarding our sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on our sales of Nexplanon to wholesalers. The investigation found that we asked two wholesalers in the United States to purchase greater quantities of Nexplanon at the end of the fourth quarter of 2022, the third and fourth quarters of 2024 and the first, second and third quarters of 2025 (collectively, the “Relevant Periods”) than they otherwise would have purchased based on wholesaler demand. In certain instances, we waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of our consolidated revenue for the year ended December 31, 2022 or December 31, 2024, as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, we have determined that without these sales practices, our consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Reports (and certain of the other Relevant Periods) would have fallen short of our guidance range and/or certain external expectations. The Audit Committee investigation did not find that the use of these sales practices for wholesalers extended to sales other than sales of Nexplanon in the United States during the Relevant Periods, or that these sales practices for wholesalers were otherwise used for any other Company products.

In connection with the investigation, the Audit Committee found that (i) our former Chief Executive Officer and leader of our U.S. commercial organization applied inappropriate pressure to achieve sales targets, which resulted in two United States wholesalers being asked to purchase inventory in excess of current customer demand for Nexplanon, (ii) our processes with respect to reporting and documenting the sales practices for wholesalers during the Relevant Periods, including with respect to inventory management fee performance metric waivers, were not followed, (iii) the former Chief Executive Officer did not reasonably ensure that relevant information was appropriately communicated; rather, relevant information was withheld from our independent directors, the Audit Committee, and the independent registered public accounting firm, and (iv) our former Chief Executive Officer and leader of our U.S. commercial organization engaged in inappropriate business conduct that violated our Code of Conduct. There were no investigative findings that other members of our executive leadership team, including the Company’s Chief Financial Officer, or any member of our accounting and financial reporting group involved in the preparation of our financial statements, were aware that these sales practices resulted in the United States wholesalers being asked to purchase inventory that exceeded their demand or contractual limits, or that waivers were given so that the United States wholesalers would continue to receive inventory management fees. The Audit Committee’s investigation is complete.

Based on the results of the Audit Committee’s investigation, we determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of our prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in our periodic filings were inaccurate or incomplete. As a result, we filed the Amendments.

Company Determinations Following the Audit Committee Findings

As disclosed in the Amendments, as a result of the investigation and the Audit Committee findings, our management, in consultation with the Audit Committee, has re-assessed the effectiveness of our disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024.

As a result as reported in the Amendments, we concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2024 and that management’s assessment of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2024 that were included in Item 9A of the Original Form 10-K should no longer be relied upon, as a result of the material weaknesses disclosed in the 10-K Amendment.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For additional information, see Part I, Item 4 of this report.

We have determined that there will be no restatement or revision to our previously issued financial statements, including those filed with the Original Reports.

Change in Management

In connection with the Audit Committee investigation, on October 26, 2025, (i) Kevin Ali resigned as Chief Executive Officer of the Company and as a member of the Board, (ii) Joseph Morrissey, the then-current Executive Vice President and Head of Manufacturing & Supply of the Company, was appointed Interim Chief Executive Officer (and principal executive officer) of the Company, (iii) Carrie S. Cox, Chair of the Board, was appointed Executive Chair for an interim period, and (iv) Robert Essner, a member of the Board, was appointed to the position of Lead Independent Director. Additionally and in connection with the Audit Committee investigation, on October 26, 2025, the Company terminated the employment of its Head of U.S. Commercial & Government Affairs.

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

Other Macroeconomic Considerations

Geopolitical developments, global trade issues such as tariffs imposed by or on the United States, shifting U.S. federal and state government policies, policies hindering market access, and worsening macroeconomic conditions could impact our business and results of operations and may stress our working capital resources. While tariffs have not, to date, had a material impact on our business, future tariff actions could potentially have a significant effect on our supply chain and operating costs. Regulatory agency developments, including disruptions at the FDA and other agencies, could increase the time needed for review and approval of new drugs and medical devices, potentially impacting our ability to develop new drugs, delaying our product launches and impacting our business operations. Additionally, proposed cuts to Medicaid and changes in federal funding policies could reduce access to healthcare services for low-income individuals.

International reference pricing frameworks, including Most-Favored-Nation (“MFN”) mandates, may further constrain our pricing flexibility and commercial strategy. Voluntary price concessions in certain European markets and increased rebate negotiations across the European Union have introduced additional pressure on net pricing and margins. These developments may influence our commercial strategy, constrain pricing flexibility and delay product launches. For additional information, please refer to Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II. Item 1A below.

Operating Results

Sales Overview

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
United States	$406	$398	2%	2%	$1,232	$1,156	7%	7%
International	1,196	1,184	1	(2)	3,477	3,655	(5)	(5)
Total	$1,602	$1,582	1%	(1)%	$4,709	$4,811	(2)%	(2)%

Worldwide sales were $1.6 billion for the three months ended September 30, 2025, an increase of 1%, compared to 2024. Worldwide sales were positively impacted by approximately 2% or $36 million, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the three months ended September 30, 2025 primarily reflect the performance of:
•Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024, launch of the atopic dermatitis indication in adults and children two years of age and older in the United States and launch of the topical treatment of plaque psoriasis in adults in Canada in the third quarter of 2025;
•Hadlima® (adalimumab-bwwd), reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets; and
•Emgality® 2 (galcanezumab-gnlm), due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

This performance was offset by decreases for the three months ended September 30, 2025 in:
•Singulair® (montelukast sodium), due to lower demand outside of the United States and the negative impact from price reductions in Japan and China;
•Atozet, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific, Latin America and China;
•Nexplanon, primarily due to lower demand and decreased funding of government programs in the United States, partially offset by increased demand in Brazil and the timing of tenders, primarily in Mexico. Nexplanon sales for the nine months ended September 30, 2025 included an estimated $17 million of sales resulting from the identified sales practices for wholesalers described in the “Recent Developments” section above, which was offset by an estimated $15 million of sales from such sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, resulting in a net impact of $2 million for the nine months ended September 30, 2025. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler; and
•Dulera® (formoterol/fumarate dihydrate), primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States. In the third quarter, demand was further impacted by supply constraints.

Worldwide sales were $4.7 billion for the nine months ended September 30, 2025, a decrease of 2%, compared to 2024. Worldwide sales during the nine months ended September 30, 2025 were positively impacted by approximately $2 million, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales increases for the nine months ended September 30, 2025, primarily reflect the performance of:
•Vtama, due to the acquisition of Dermavant in the fourth quarter of 2024, launch of the atopic dermatitis indication in adults and children two years of age and older in the United States and launch of the topical treatment of plaque psoriasis in adults in Canada in the third quarter of 2025;
•Hadlima, reflecting sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets; and
•Emgality, due to the acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

This performance was more than offset by decreases for the nine months ended September 30, 2025 in:
•Atozet, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific, Latin America and China;

•Singulair, due to lower demand outside of the United States and the negative impact from price reductions in Japan and China; and
•Dulera, primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States. In the third quarter, demand was further impacted by supply constraints.

LOE negatively impacted sales of certain of our products by approximately $47 million and $170 million during the three and nine months ended September 30, 2025, respectively, based on the decrease in volume period over period. This was primarily driven by the LOE of Atozet in France, Spain and Japan and Rosuzet™ (ezetimibe and rosuvastatin) in Japan. Volume-based procurement (“VBP”) in China had an immaterial impact on our sales during the nine months ended September 30, 2025. We expect VBP to continue to impact our general medicines product portfolio for the next several quarters.

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

Our operations include a portfolio of products. Highlights of the sales of our products for the three and nine months ended September 30, 2025 and 2024 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Nexplanon/Implanon NXT	$223	$243	(8)%	(9)%	$711	$704	1%	1%
NuvaRing	26	23	9	5	75	90	(17)	(18)
Marvelon/Mercilon	31	29	5	4	103	103	—	—
Follistim AQ	64	63	1	—	206	171	20	20
Jada	20	16	30	29	54	43	25	25

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, decreased 8% for the three months ended September 30, 2025, compared to 2024, primarily due to lower demand and decreased funding of government programs in the United States, partially offset by increased demand in Brazil and the timing of tenders, primarily in Mexico. Sales increased 1% for the nine months ended September 30, 2025, compared to 2024, primarily due to increased demand in Brazil and the timing of tenders in various international markets offset by lower demand and decreased funding of government programs in the United States. Nexplanon sales for the nine months ended September 30, 2025 included an estimated $17 million of sales resulting from the identified sales practices for wholesalers described in the “Recent Developments” section above, offset by an estimated $15 million of sales from such identified sales practices for wholesalers that were pulled forward into the year ended December 31, 2024, which resulted in a net impact of $2 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024 there was an estimated $5 million of Nexplanon sales resulting from the identified sales practices for wholesalers described in the “Recent Developments” section above. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler. The Company ceased the identified sales practices for wholesalers described in the “Recent Developments” section above, which will adversely impact the fourth quarter 2025 sales. With regard to Nexplanon’s five-year duration indication, we continue to have collaborative discussions with the FDA. Though we were recently notified that the agency needs more time to complete the review of our submission, the PDUFA three-month extension is not material to our original timeline, which was to launch in late 2025 or early 2026.

Worldwide sales of NuvaRing, a vaginal contraceptive product, increased 9% for the three months ended September 30, 2025, compared to 2024, due to increased demand in the United States, partially offset by ongoing generic competition. Sales declined 17% for the nine months ended September 30, 2025, compared to 2024, due to the loss of a customer contract in 2024 and ongoing generic competition, partially offset by favorable discount rates in the United States associated with a new agreement. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon™1 (desogestrel and ethinyl estradiol pill) and Mercilon™1 (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, remained consistent for the three and nine months ended September 30, 2025, compared to 2024, respectively, as a result of favorable pricing in Asia Pacific offset by the phasing of shipments in various international markets. The nine months ended September 30, 2025 was impacted by increased demand in China.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 1% and 20% for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to increased demand in select international markets. The nine months ended September 30, 2025 was impacted by a one-time buy-in as a result of our exit from our interim operating model agreement in the United States with Merck related to this product during the fourth quarter of 2023, which resulted in lower sales in the first half of 2024.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 30% and 25% for the three and nine months ended September 30, 2025, compared to 2024, respectively. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022. Subsequent to September 30, 2025, we entered into a definitive agreement to divest the Jada System to Laborie Medical Technologies Corporation. The transaction is expected to close in early 2026, subject to regulatory approvals and other customary closing conditions.

General Medicines

Biosimilars

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Renflexis	$70	$72	(2)%	(1)%	$190	$210	(9)%	(9)%
Hadlima	63	40	57	57	159	98	62	63
Ontruzant	31	20	54	53	80	107	(25)	(25)
Brenzys	23	27	(13)	(13)	59	63	(5)	(3)

Renflexis® (infliximab-abda) is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales declined 2% and 9% for the three and nine months ended September 30, 2025, compared to 2024, respectively, primarily due to competitive pressure and unfavorable discount rates in the United States, partially offset by increased demand in Canada.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. Sales increased 57% and 62% for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to sales ramp up since its launch in July 2023 in the United States and a modest increase in international markets. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Ontruzant® (trastuzumab-dttb) is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three months ended September 30, 2025, compared to 2024, increased 54% due to increased demand and timing of tenders in Brazil partially offset by unfavorable pricing in Brazil. Sales for the nine months ended September 30, 2025, compared to 2024, declined 25%, due to competitive pressure in the United States, unfavorable pricing and lower tendered volume from Brazil’s Ministry of Health when compared with 2024. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys™ 1 (etanercept) is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three and nine months ended September 30, 2025, compared to 2024, declined 13% and 5%, respectively, as a result of the timing of international tenders in Brazil, partially offset by increased demand in Asia Pacific. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Cardiovascular

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Atozet	$95	$125	(24)%	(27)%	$257	$396	(35)%	(35)%
Zetia/Vytorin	118	108	10	6	327	322	1	1
Cozaar/Hyzaar	55	59	(7)	(8)	166	186	(11)	(10)

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 24% and 35% for the three and nine months ended September 30, 2025, compared to 2024, respectively, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific, Latin America and China. We anticipate a continued significant decline in sales of Atozet in 2025 due to LOE, which occurred late in the third quarter of 2024.

Combined global sales of Zetia® (ezetimibe) and Vytorin® (ezetimibe / simvastatin), medicines for lowering LDL cholesterol, increased 10% and 1% for the three and nine months ended September 30, 2025, compared to 2024, respectively, primarily driven by increased demand in China, partially offset by the decrease in demand and pricing pressure in various international markets.

Combined global sales of Cozaar® (losartan potassium) and Hyzaar® (losartan potassium and hydrochlorothiazide), medicines for the treatment of hypertension, declined 7% and 11% for the three and nine months ended September 30, 2025, compared to 2024, respectively, driven by decreased demand in Japan and Latin America. Additionally, the nine months ended September 30, 2025 was impacted by decreased hospital demand in China.

Respiratory

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Singulair	$53	$85	(37)%	(39)%	$193	$275	(30)%	(31)%
Nasonex	60	63	(5)	(8)	197	200	(1)	(2)
Dulera	34	48	(31)	(31)	118	151	(22)	(21)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, decreased 37% and 30% for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to lower demand outside of the United States and the negative impact from price reductions in Japan and China.

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 5% and 1% for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to decreased demand and an increase in competitive pressure in various international markets.

Global sales of Dulera, which is also marketed as ZenhaleTM in certain markets outside of the United States, a combination medicine for the treatment of asthma, declined 31% and 22% for the three and nine months ended September 30, 2025, compared to 2024, respectively, primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States. In the third quarter, demand was further impacted by supply constraints, which are expected to continue into the fourth quarter.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Arcoxia	$71	$69	4%	(1)%	$195	$211	(8)%	(9)%
Vtama	34	—	*	*	89	—	*	*
* Calculation not meaningful.

Sales of Arcoxia™ 1 (etoricoxib), a medicine for the treatment of arthritis and pain, increased 4% for the three months ended September 30, 2025, compared to 2024, due to the impact of foreign exchange offset by decreased demand in Latin America and the phasing of shipments in various international regions. Sales declined 8% for the nine months ended September 30, 2025, compared to 2024, primarily due to decreased demand in Latin America and Asia Pacific and the phasing of shipments in various international regions.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, were $34 million and $89 million for the three and nine months ended September 30, 2025, respectively as a result of our acquisition of Dermavant in the fourth quarter of 2024, launch of the atopic dermatitis indication in the United States and launch of the topical treatment of plaque psoriasis in adults in Canada in the third quarter of 2025.

Other

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024			2025	2024
Emgality/Rayvow	$51	$29	74%	64	$125	$69	82%	78%

Sales of Emgality, a medicine for the preventive treatment of migraine and Rayvow™ 2 (lasmiditan), a medicine for acute treatment of the headache phase of migraine attacks, increased for the three and nine months ended September 30, 2025, compared to 2024, as a result of our acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2025	2024		2025	2024
Cost of sales	$745	$659	13%	$2,137	$1,992	7%
Gross profit	857	923	(7)	2,572	2,819	(9)

Selling, general and administrative	415	422	(2)	1,288	1,290	—
Research and development	84	111	(24)	275	339	(19)
Acquired in-process research and development and milestones	—	51	(100)	6	81	(93)
Restructuring costs	—	—	*	88	23	*
Interest expense	128	126	2	383	388	(1)
Exchange losses	17	6	*	12	11	9
Other (income) expense, net	(30)	—	*	(53)	9	*
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 13% and 7% for the three and nine months ended September 30, 2025, compared to 2024. Cost of sales for the three and nine months ended September 30, 2025, includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $12 million and $31 million, respectively, an impairment charge in the nine months ended September 30, 2025 related to a currently marketed women’s health product of $9 million and amortization of intangible assets of $52 million and $155 million, respectively. Cost of sales for the three and nine months ended September 30, 2024 includes amortization of intangible assets of $35 million and $102 million, respectively. In addition, the three and nine months ended September 30, 2025 were impacted by increased costs to optimize our manufacturing and supply network and unfavorable foreign exchange rates. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs.

Gross Profit

Gross profit decreased 7% and 9% for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to increased costs to optimize our manufacturing and supply network, the impact of unfavorable price, unfavorable product mix and foreign exchange translation offset by an increase in volume.

Selling, General and Administrative

Selling, general and administrative expenses decreased 2% and remained consistent for the three and nine months ended September 30, 2025, compared to 2024, respectively, due to lower costs related to the prior year implementation of our ERP system offset by increased costs associated with the promotion of our recently acquired products and Nexplanon and reserves for legal settlements.

Research and Development

Research and development expenses decreased 24% and 19% for the three and nine months ended September 30, 2025, compared to 2024, respectively, primarily due to a decrease in headcount related expenses and clinical study activity. In July 2025, we announced that the Phase 2 ELENA proof-of-concept study evaluating the investigational candidate OG-6219 in endometriosis-related pain did not meet its primary efficacy endpoint. Based on these results, we made the decision to discontinue the OG-6219 clinical development program.

Acquired In-Process Research and Development and Milestones

For the nine months ended September 30, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Centergene, due to the evolving fertility landscape in China. For the three months ended September 30, 2024, acquired in-process research and development and milestones of $51 million primarily represents the research and development milestones related to our agreement with Henlius, which were determined to be probable of being achieved. For the nine months ended September 30, 2024, acquired in-process research and development and milestones of $81 million primarily represents the research and development milestones of $70 million for our agreement with Henlius and $10 million for our agreement with Cirqle, which were determined to be probable of being achieved.

Restructuring Costs

For the nine months ended September 30, 2025, we incurred restructuring costs of $88 million comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025. The restructuring activities combined with our other cost savings initiatives are expected to result in approximately $200 million of annual savings. For the nine months ended September 30, 2024 we incurred restructuring costs of $23 million, comprised of headcount-related restructuring expense related to the optimization of our internal operations, primarily within the research and development function.

Interest Expense

Interest expense increased 2% for the three months ended September 30, 2025, compared to 2024, and reflects interest related to the debt acquired as part of the Dermavant acquisition, partially offset by lower interest rates as a result of refinancing a portion of our long-term debt in the prior year and the repurchase and cancellation of the 2031 Notes. Interest expense decreased 1% for the nine months ended September 30, 2025, compared to 2024, and reflects lower interest rates as a result of refinancing a portion of our long-term debt in the prior year and the repurchase and cancellation of the 2031 Notes combined with lower reference rates on our variable rate debt, offset by interest related to the debt acquired as part of the Dermavant acquisition and previously unamortized debt issuance fees of approximately $2 million associated with the repurchase and cancellation of $242 million of the 2031 Notes.

Exchange Losses

Exchange losses increased for the three and nine months ended September 30, 2025, compared to 2024, primarily due to unfavorable movements in certain foreign currencies relative to the U.S. dollar. While the U.S. dollar weakened overall during 2025, several currencies in which we have exposure experienced adverse shifts, resulting in increased losses.

Other (Income) Expense, net

Other (income) expense, net was impacted for the three months ended September 30, 2025, by the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts. Other (income) expense, net was impacted for the nine months ended September 30, 2025, by a $46 million pre-tax gain related to the repurchase and cancellation of approximately $242 million of the 2031 Notes and the repayment and termination of the NovaQuest Funding Agreement and the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts.

Taxes on Income

The effective income tax rates were 34.0% and (73.7)% for the three months ended September 30, 2025 and 2024, respectively, and 31.6% and (11.3)% for the nine months ended September 30, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a partial valuation allowance recorded against non-deductible U.S. interest expense. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit. The favorable impact to the 2024 year-to-date effective tax rate was driven by the reversal of a valuation allowance, the favorable closure of two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

On July 4, 2025, U.S. House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. For 2025, any impact of the OBBBA is immaterial. For 2026 and beyond, we are evaluating the impacts of the OBBBA on our U.S. cash tax liability and income tax provision.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $672 million. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs.

Working capital is defined as current assets less current liabilities and was $2.02 billion and $1.63 billion as of September 30, 2025 and December 31, 2024, respectively. Working capital was impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments; milestone payments; net repayments of debt; and increased inventory associated with the acquisition of the Oss Biotech Site.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $268 million and $186 million of our accounts receivable as of September 30, 2025 and December 31, 2024, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on the Company’s’ accounts receivable factoring and related agreements.

Net cash provided by operating activities was $559 million for the nine months ended September 30, 2025, compared to $549 million for the same period in the prior year due to lower operating income, partially offset by our active cash cycle management.

Net cash used in investing activities was $325 million for the nine months ended September 30, 2025, compared to $217 million for the same period in the prior year, primarily due to increased milestone payments.

Net cash used in financing activities was $374 million for the nine months ended September 30, 2025, compared with $286 million for the same period in the prior year primarily driven by the repurchase and cancellation of $242 million of the 2031 Notes and the payment and termination of the NovaQuest Funding Agreement, partially offset by borrowings on our Revolving Credit Facility, decreased dividend payments in the current year and no debt issuance costs compared to the prior period.

As part of our post-spinoff plan, we have an ongoing initiative to further optimize our manufacturing and supply network. As part of this initiative, we will continue to separate our supply chain through planned exits from supply agreements with Merck through 2031. This will enable us to redefine our appropriate sourcing strategy, and move to fit-for-purpose supply chains, while focusing on delivering efficiencies. We anticipate we will incur costs associated with this separation, including but not limited to accelerated depreciation, exit premiums and fees, technology transfer costs, stability and qualification batch costs, one-time resourcing costs, regulatory and filing costs, capital investment, and inventory stock bridges.

Our contractual obligations as of September 30, 2025, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details. As of September 30, 2025, total potential payments for contractual milestones are $2.6 billion. Potential amounts to be paid through the remainder of 2025 is approximately $20 million. As of September 30, 2025, other than the update for contractual milestones, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the third quarter of 2025, we paid cash dividends of $0.02 per share. On November 10, 2025, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on December 11, 2025, to stockholders of record at the close of business on November 20, 2025.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2025. There have been no changes to our accounting policies as of September 30, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended September 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Overview

As previously disclosed in the Form 8-K and in the Amendments, after concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the Relevant Periods than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory. As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024, as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods, including the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025), based on the results of the investigation, the Company has determined that without these sales practices, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods, including the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025) would have fallen short of the Company’s guidance range and/or certain external revenue expectations.

Based on the results of the Audit Committee’s investigation as further set forth in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” the Company determined that these sales practices for wholesalers involving Nexplanon in the United States during the Relevant Periods were improper, and that certain of the Company’s prior disclosures relating to these sales practices for wholesalers and their effect upon revenues and product demand in its periodic filings were inaccurate or incomplete. The Company identified material weaknesses in its internal control over financial reporting, as described in the Amendments and elsewhere in this report.

Quarterly Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the Interim CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 in connection with the filing of this report. Based on this evaluation, the Interim CEO and the CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, management has concluded that its condensed consolidated financial statements included in this report are not materially misstated and fairly present, in all material respects, our condensed consolidated financial position as of September 30, 2025 and December 31, 2024, and results of operations for the three and nine months ended September 30, 2025 and 2024.

Material Weaknesses in Internal Control Over Financial Reporting

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

Based on the evaluation described above, we identified the following material weaknesses in the Company’s internal control over financial reporting:

•The Company failed to set an appropriate tone at the top. Specifically, our former CEO and leader of the Company’s U.S. commercial organization applied inappropriate pressure to achieve sales targets through sales of Nexplanon to two United States wholesalers above demand and engaged in inappropriate business conduct that violated the Company’s Code of Conduct.
•The material weakness with respect to our tone at the top contributed to an additional material weakness of not maintaining effective controls related to information and communication. The Company did not design and maintain effective controls related to the information and communication component of the COSO Framework. Specifically, the former CEO and certain senior members of the Company’s U.S. commercial organization did not ensure appropriate communication with, or provide complete information to, the Company’s Disclosure Committee and the financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

For additional information, please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These material weaknesses did not result in misstatements of our previously reported historical consolidated financial statements, including those filed with the Original Reports. Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. Actions taken to date include:

•The appointment of a new Interim CEO, the termination and appointment of a new Head of U.S. Commercial & Government Affairs, the appointment of an Executive Chair and the appointment of a Lead Independent Director.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

•Enhance the Company’s Code of Conduct to clarify responsibilities related to the Company’s financial reporting and disclosures, including awareness of the options to raise concerns or questions to management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns;
•Enhance compliance training and communication on the Company’s Code of Conduct regarding ethical tone and corporate culture and enhance training for commercial and finance personnel regarding appropriate business practices;
•Enhance the Company’s Annual Ethics and Policy Certifications;
•Implement additional representations within the Company’s Quarterly Financial Certification Questionnaire relating to the disclosures of misleading business practices;
•Enhance existing Disclosure Committee responsibilities to include among other requirements, additional questions and more information regarding the representations being made, and provide incremental training on these responsibilities;
•Implement additional and enhance existing sub-certifications and internal management representation letters, including providing training on the purpose of the sub-certification and the process for evaluating the representations;
•Enhance controls and implement written policies and procedures to provide governance, oversight and guidelines for timely communication of management fee arrangements with wholesalers; and
•Evaluate and enhance internal controls related to sales monitoring.

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

Quarterly Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” to the Condensed Consolidated Financial Statements included in Part I, Item. 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

The self-initiated Audit Committee internal investigation has been time-consuming and expensive and may result in additional expense and/or litigation.

After concerns regarding the Company’s sales practices for wholesalers for Nexplanon were brought to the Board’s attention, the Audit Committee oversaw an independent, internal investigation into these sales practices.

The Audit Committee’s investigation focused on the Company’s sales of Nexplanon to wholesalers. The investigation has found that the Company asked two wholesalers in the United States to purchase greater quantities of Nexplanon at the end of the Relevant Periods than they otherwise would have purchased based on wholesaler demand. In certain instances, the Company waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for the Company’s ask to purchase additional inventory.

As a result of these purchases, the United States wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Although the incremental amount of Nexplanon sales that occurred during the Relevant Periods represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022 or December 31, 2024, as applicable (and less than 2% of the Company’s consolidated revenue for the relevant quarterly periods), based on the results of the investigation, the Company has determined that without these improper sales practices for wholesalers, the Company’s consolidated revenue for the fiscal year ended December 31, 2024 reported in the Original Form 10-K (and certain of the other Relevant Periods) would have fallen short of the Company’s guidance range and/or certain external expectations. While we have taken certain actions aimed at preventing the use of such improper sales practices for wholesalers (including the appointment of a new Interim CEO, the termination and appointment of a new Head of U.S. Commercial & Government Affairs, the appointment of an Executive Chair and the appointment of a Lead Independent Director) and are in the process of implementing additional measures, there is no assurance that these actions and procedures will continue to be effective over time.

Additionally, while the Audit Committee’s investigation is complete, the Company has identified material weaknesses in its internal control over financial reporting as described in Part I, Item 4 of this report and, as a result, the Company’s management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024 or as of September 30, 2025. To address the ineffective disclosure controls and procedures and internal control over financial reporting due to the material weaknesses, the Company, with the oversight of its Audit Committee, has developed a remediation plan, which is described in Part I, Item 4 of this report. In accordance with the remediation plan, we continue to evaluate our policies and procedures and we are actively engaged in remedial activities to strengthen the Company’s internal control environment, which include, but are not limited to, the activities described in Part I, Item 4 of this report. As we execute on our remediation plan, there can be no assurance that we will not discover additional matters that we will need to address that could have an adverse impact on us, our business and/or our results of operations, including determining that further changes to our internal controls are required. We have incurred significant expenses, including audit, legal, forensic accounting, consulting and other professional fees, in connection with the Audit Committee investigation and related matters, and we may incur additional time and expense as a result of the investigation and our efforts to address the investigation results. The incurrence of significant additional expense, or the requirement that management and the Board continue to devote significant time that could reduce the time available to execute on our business strategies, could have an adverse effect on our business, results of operations and financial condition.

We voluntarily contacted the SEC staff to advise that we had an internal Audit Committee investigation as described in this report. We cannot guarantee that we will not receive inquiries from the SEC or any other regulatory authorities regarding the investigation, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We can provide no assurances as to the outcome of any governmental investigation.

In addition, we may be subject to potential legal proceedings arising out of our announcement of the Audit Committee investigation and/or findings of the investigation. Any future litigation, investigation or other actions that may be filed or initiated against us or our officers or directors, may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, and our Amended and Restated Bylaws require us to indemnify each of our directors and officers. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could adversely affect our business, prospects, results of operations and financial condition.

The Company identified material weaknesses in the Company’s internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

In connection with the Audit Committee investigation, the Company identified material weaknesses in the Company’s internal control over financial reporting. For a description of these material weaknesses, see “Controls and Procedures” in Part I, Item 4 of this report. While the Company has developed a remediation plan, the material weaknesses cannot be considered remediated until the applicable remedial control is implemented and operates for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively. The material weaknesses, if not fully addressed, could result in a material misstatement of the Company’s annual or interim financial statements, and the Company may be unable to remediate these material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings the Company makes with the SEC. Any such failure could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our common stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.

Key products generate a significant amount of our profits and cash flows, and any events that adversely affect the markets for our leading products could adversely affect our results of operations and financial condition.

Our ability to generate profits and operating cash flow depends largely upon the continued profitability of our key products, such as Nexplanon, Arcoxia, Singulair and the ezetimibe family of products. As a result of our dependence on key products, any event that adversely affects any of these products or the markets for any of these products could adversely affect our sales, results of operations or cash flows. These adverse events could include increased costs associated with manufacturing, product shortages, increased generic or over-the-counter availability of our products or competitive products, the discovery of previously unknown side effects or enhanced safety warnings, results of post-approval trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of these products for any reason. In addition, recent adverse market and political events could negatively impact our key products and/or our business, results of operation and financial condition as a whole. These recent adverse events may include, among other things, U.S. and international tariffs or other protectionist trade measures, the recent changes to U.S. tax laws, healthcare and regulatory reforms, including those relating to insurance coverage, and other U.S. and international regulatory changes, including changes in regulatory enforcement landscape. We also expect that competition will continue to adversely affect the sales of our key products (including generic competition as a result of LOE in 2024 for Atozet and if we are unable to obtain an additional period of market exclusivity for Nexplanon).

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

Recent health care reform initiatives focused on the cost of prescription drugs may have a material adverse effect on our business and results of operations.

Governments globally, as well as payors in the U.S., are increasingly using a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies. In the United States, there have been significant and wide-ranging federal policy and legislative reforms impacting drug pricing and reimbursement. For example, in April 2025, the U.S. presidential administration issued an executive order with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, the U.S. presidential administration issued another executive order that directed government agencies and officials to identify MFN pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the MFN price. In addition, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. We expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, any of which could impair our ability to compete and have a material adverse impact on our business, financial condition, and results of operations.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Reduction in Size of Board

In connection with the circumstances described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Internal Investigation Relating to Internal Control Over Financial Reporting,” on October 26, 2025, Kevin Ali resigned as Chief Executive Officer of the Company and as a member of the Board. As a result, on October 26, 2025, the Board reduced the size of the Board from 12 to 11 directors. As a result of such reduction, there are currently no vacancies on the Board.

Item 6. Exhibits

Number		Description

*31.1	—	Certification of Principal Executive Officer (Interim CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (Interim CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	*	Filed herewith
	**	Furnished herewith

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