Form 10-K
period 2025-12-31
Organon & Co.
filed 2026-02-24
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the Common Stock was sold as of the end of the second fiscal quarter ended June 30, 2025, was approximately $2.5 billion.
The number of shares of Common Stock outstanding as of the close of business on February 17, 2026: 260,315,650
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III will be incorporated by reference from the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

The following notations in this Annual Report on Form 10-K (this “2025 Form 10-K”) have the meanings as set forth below:
¹ Indicates, in this 2025 Form 10-K, brand names of products, which are not available in the United States.

² Indicates brand names of products that are trademarks not owned by Organon. Specific trademark ownership information is included in the Exhibit Index at the end of this 2025 Form 10-K.

PART I
Item 1. Business

Overview

Organon & Co. (“Organon,” the “Company,” “we,” “our,” or “us”) is a global healthcare company with a mission to deliver impactful medicines and solutions for a healthier every day. With a portfolio of over 70 products across women’s health and general medicines, which includes biosimilars, Organon focuses on addressing health needs that uniquely, disproportionately or differently affect women, while expanding access to essential treatments in over 140 countries and territories. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed healthcare providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We operate six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom (“UK”). Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

Our operations include the following product portfolios:

•Women’s Health: Our women’s health portfolio of products is sold by prescription primarily in two therapeutic areas: contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring); and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive in a class recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Our other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. In January 2026, we divested the Jada System to Laborie Medical Technologies Corporation (“Laborie”).

•General Medicines: Our general medicines portfolio includes biosimilars and established brands.
•Biosimilars: Our current biosimilars portfolio spans across immunology and oncology-related treatments. Our oncology biosimilars: Ontruzant® (trastuzumab-dttb), AybintioTM1 (bevacizumab), Bildyos® (denosumab-nxxp) and Bilprevda® (denosumab-nxxp), have been launched in more than 20 countries. Our immunology biosimilars consist of: BrenzysTM1 (etanercept), Renflexis® (infliximab-abda), Hadlima® (adalimumab-bwwd) and Tofidence® (tocilizumab-bavi). Brenzys, Renflexis, and Hadlima have been launched in five countries. In 2025, we launched Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, biosimilars to Prolia2 (denosumab) and Xgeva2 (denosumab), respectively, in the United States. In 2025, Poherdy® (pertuzumab-dpzb) was approved by the U.S. Food and Drug Administration (“FDA”), and the Company is assessing the future commercial launch of this product.
•Established Brands: We have a portfolio of established brands, which includes brands in cardiovascular, respiratory, dermatology and non-opioid pain management, including Emgality®2 (galcanezumab-gnlm) and Vtama® (tapinarof) cream 1%. Many brands in our established brands portfolio lost exclusivity years ago and have faced generic competition for some time.

Our portfolio of products generates sufficient cash flows to support the Company’s strategic initiatives and future growth opportunities. In addition, we are pursuing opportunities to collaborate with biopharmaceutical innovators looking to commercialize their products by leveraging our scale and presence.

Recent Developments

Debt Reduction: In 2025, we took actions to improve cash available for debt repayment with the goal of accelerating an improvement in our net leverage, including: (i) reducing our dividend payout ratio, (ii) pursuing product divestiture transactions that will strengthen our balance sheet and create future growth opportunities and (iii) decreasing our cost structure. Our efforts included implementing restructuring initiatives aimed at driving operational efficiencies and cost savings initiatives and reducing our outstanding long-term debt. In pursuit of our strategy, in January 2026, we divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain closing adjustments, plus potential earnout payments of up to $25 million based on the achievement of certain 2026 net sales targets.

In connection with the matters described in Item 9A. “Controls and Procedures”, we experienced changes in our senior leadership. Our business strategy is currently being executed under the leadership of Joseph Morrissey (our former Executive Vice President and Head of Manufacturing & Supply), who now serves as our Interim Chief Executive Officer (“CEO”), and

Carrie S. Cox (the former Chairman of our Board of Directors (the “Board”)), who assumed the role of Executive Chair for an interim period until a permanent Chief Executive Officer is appointed. We also formed a Search Committee for a new permanent Chief Executive Officer and are currently evaluating candidates for the position.

Products

We are engaged in delivering innovative health solutions through a diverse portfolio of products. These products serve patient needs across multiple therapeutic areas and product categories of women’s health and general medicines. These portfolios are further described below, together with select details for products within each group. Our sales for each of our product groups are as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Women’s Health	$1,752	$1,777	$1,702
General Medicines
Biosimilars	691	662	593
Established Brands	3,691	3,849	3,847

In 2025, we recorded revenues of $6.2 billion. We operate on a global scale through a global network that enables us to distribute products to patients in more than 140 countries and territories, with approximately 74% of our 2025 revenues, or $4.6 billion, generated outside the United States.

The following highlights key products in our portfolios:

Women’s Health	General Medicines:	General Medicines:
	Biosimilars	Established Brands

Women’s Health Portfolio

In 2025, our women’s health portfolio accounted for $1.8 billion, or approximately 28% of our total revenues, with $861 million, or approximately 49%, generated outside the United States. Our women’s health products are sold by prescription primarily in two therapeutic areas: contraception (which includes key brands such as Nexplanon and NuvaRing), and fertility (which includes key brands such as Follistim AQ and ElonvaTM1 (corifolitropina alfa)). Additionally, we continue to assess commercialization opportunities in conditions that are either unique to women, disproportionally affect women, or impact women differently than men. Our women’s health products are sold in over 90 markets worldwide, including the United States, China, Canada, Australia, Brazil, and Mexico as well as many other countries in the European Union (the “EU”), South America, Asia, and Africa.

Contraception

Our contraception portfolio currently consists of the following products, which work to prevent pregnancy primarily by suppressing ovulation:

Nexplanon is a prescription medication for the prevention of pregnancy in women. It consists of a small, thin and flexible arm implant that is placed discreetly under the skin of the inner, upper non-dominant arm by a healthcare provider. It is a progestin-only, radiopaque, removable implant, containing 68 mg of etonogestrel that is pre-loaded into an applicator. It is typically prescribed to women who are not looking to become pregnant in the near future and do not want to take a daily contraceptive. It is reversible, meaning that a woman can have it removed at any time after insertion. Prior to January 16, 2026, the product was indicated for a period of up to three years of use (at which point the implant needed to be removed). An application for a five-year duration-of-use indication was approved by the FDA in January 2026. As a result, we could receive an additional three years of clinical investigation exclusivity for Nexplanon in the United States for the five-year indication. In 2025, we submitted a similar application for a five-year duration period of use to the EU and UK Health Authorities. This application is currently under review, with an expected outcome in 2026. We expect to submit applications for marketing exclusivity in certain parts of the world, including Latin America, in 2026. Notwithstanding the foregoing, there can be no assurance that the additional periods of market exclusivity referred to above will be granted.

NuvaRing is a monthly vaginal contraceptive ring with a combination of progestin and estrogen used to prevent pregnancy in women. NuvaRing is typically prescribed for women seeking a monthly contraceptive option.

Cerazette™¹ (desogestrel) is a progestin-only, daily pill used to prevent pregnancy in women. Progestin-only products, like Cerazette, are typically used by women who want hormonal contraception but for whom estrogen-containing contraceptives may not be medically appropriate. Cerazette is not approved or marketed in the United States but is available in certain countries outside the United States.

Marvelon™¹ (desogestrel and ethinyl estradiol pill) and Mercilon™¹ (desogestrel and ethinyl estradiol pill) are both combinations of progestin and estrogen that are used as daily pills to prevent pregnancy. Marvelon contains a higher daily dose of estrogen than Mercilon. These medicines are not approved or marketed in the United States but are available in certain countries outside the United States. Mercilon is being evaluated for treatment of dysmenorrhea (lower abdominal pain immediately prior to or during menstruation), and we made a regulatory submission for the same indication to Japan’s Pharmaceutical and Medical Device Agency (the “PMDA”) in July 2025. Subject to such review, we currently expect that any potential Japanese PMDA approval could occur as early as June 2026; however, there can be no assurance that such approval will be granted.

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

Postpartum Hemorrhage

Jada is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. Jada uses a low-level vacuum to encourage the physiologic contraction of the uterus to control bleeding. Jada is currently available in the United States at a majority of hospitals that offer labor and delivery services and is also available in several markets outside of the United States. As discussed above, in January 2026, we divested the Jada System to Laborie.

Bacterial Vaginosis (“BV”)

Xaciato® (clindamycin phosphate) vaginal gel is an FDA-approved medication for the treatment of BV in females 12 years of age and older, which is licensed through an agreement with Daré Biosciences. Xaciato is currently available in the United States; however, we plan to assess opportunities to seek potential further marketing authorizations for countries outside the United States.

General Medicines Portfolio

Biosimilars

A biosimilar is a biological medicine that is highly similar to another biological medicine that has already been approved by the FDA. In 2025, our biosimilars portfolio accounted for $691 million, or approximately 11% of our total revenues, with $310 million, or approximately 45%, generated outside the United States. The assets in our biosimilars portfolio, coupled with our commercial experience in biosimilars, provide an opportunity to benefit from future growth anticipated in this area.

Our biosimilars portfolio consists of therapies in immunology and oncology-related for which we have worldwide commercialization rights, with certain geographic exceptions specified on a product-by-product basis. Such exceptions are governed by agreements that we entered into with Samsung Bioepis Co., Ltd. (“Samsung Bioepis”) and Shanghai Henlius Biotech, Inc. (“Henlius”). The marketed portfolio consists of four immunology products, Hadlima (Originator brand name: Humira²; generic name: adalimumab), Brenzys (Originator brand name: Enbrel²; generic name: etanercept), Renflexis (Originator brand name: Remicade²; generic name: infliximab) and Tofidence (Originator brand name: Actemra²; generic name: tocilizumab), the rights to which were recently acquired from Biogen Inc. (“Biogen”). The marketed portfolio also consists of four oncology-related products, Ontruzant (Originator brand name: Herceptin²; generic name: trastuzumab), Aybintio (Originator brand name: Avastin²; generic name: bevacizumab), Bildyos and Bilprevda.

•Hadlima (SB5): Hadlima (adalimumab-bwwd) is a tumor necrosis factor (“TNF”) antagonist biosimilar to AbbVie’s Humira (adalimumab) product, approved for use in certain patients for the treatment of rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, adult Crohn’s disease, ulcerative colitis, plaque psoriasis, hidradenitis suppurativa and uveitis. We have worldwide commercialization rights to Hadlima in countries outside the EU, South Korea, China, Turkey, and Russia. Samsung Bioepis reached a global settlement with AbbVie permitting us to launch Hadlima outside of the United States starting in 2021 and in the United States in July 2023. Hadlima is currently approved in the United States, Australia, Canada, Brazil, Ukraine, New Zealand, Qatar, Israel, and Saudi Arabia, and marketed in the United States, Australia, Canada, Puerto Rico, Brazil and Saudi Arabia. As of May 27, 2025, the FDA has approved interchangeability designations (which enables a pharmacist to substitute the reference product with a biosimilar without the need to consult the prescriber, depending on state pharmacy laws) for all presentations of the reference product, which facilitates increased access to patients.

•Brenzys (SB4): Brenzys (etanercept) is a TNF antagonist biosimilar to Amgen / Pfizer’s Enbrel (etanercept) product. It is approved for use in certain patients for the treatment of rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis and plaque psoriasis. We have commercialization rights to Brenzys in countries outside the EU, South Korea, China, Japan and the United States, and Brenzys is currently approved in Australia, Canada, Brazil, Israel, Ukraine, New Zealand, the United Arab Emirates, Qatar, and Kuwait. It is also commercialized in Australia, Canada, Brazil and Israel.

•Renflexis (SB2): Renflexis (infliximab-abda) is a TNF blocker biosimilar to Johnson & Johnson’s Remicade (infliximab) product. It is approved for use in certain patients for the treatment of Crohn’s disease, pediatric Crohn’s disease, ulcerative colitis, pediatric ulcerative colitis, rheumatoid arthritis in combination with methotrexate, ankylosing spondylitis, psoriatic arthritis and plaque psoriasis. We have worldwide commercialization rights to Renflexis in countries outside the EU, South Korea, China, Turkey and Russia. It is currently approved for commercialization in the United States, Australia, Canada, Ukraine, Saudi Arabia, New Zealand, the United Arab Emirates, Qatar and Kuwait and commercialized in the United States, Puerto Rico, Australia, Canada and Brazil.

•Tofidence: Tofidence (tocilizumab-bavi) is a biosimilar to Roche’s Actemra (tocilizumab), for intravenous infusion. Tofidence is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arteritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. We acquired certain rights related to Tofidence in the United States, including Puerto Rico.

•Aybintio (SB8): Aybintio (bevacizumab) is a vascular endothelial growth factor inhibitor biosimilar to Roche’s Avastin (bevacizumab) product. Aybintio is currently approved and commercialized in the EU and Canada for use in certain patients with metastatic carcinoma of the colon or rectum, metastatic non-squamous, non-small cell lung cancer, metastatic renal cell carcinoma, metastatic cervical cancer, epithelial ovarian, fallopian tube, or primary peritoneal cancer and metastatic breast cancer. We have commercialization rights to Aybintio in the United States, Canada, Germany, Italy, France, the UK and Spain.

•Ontruzant (SB3):Ontruzant (trastuzumab-dttb) is an HER2/neu receptor antagonist biosimilar to Roche’s Herceptin (trastuzumab) product for the treatment of HER2 overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. We have worldwide commercialization rights to Ontruzant in countries outside of South Korea and China. Ontruzant is approved in the United States, Canada, Australia, New Zealand, EU member states, the UK, Brazil, Ukraine, Saudi Arabia, Qatar and Kuwait and marketed in the United States (including Puerto Rico), Canada, EU member states, Ukraine and Brazil.

•Bildyos and Bilprevda (HLX14): Bildyos (denosumab-nxxp) and Bilprevda (denosumab-nxxp) are recombinant anti-RANKL human monoclonal antibodies and biosimilars to Amgen’s Prolia and Xgeva (denosumab), respectively. Bildyos is indicated for the treatment of postmenopausal women with osteoporosis at high risk for fracture, to increase bone mass in men with osteoporosis, glucocorticoid-induced osteoporosis, bone loss in men receiving androgen deprivation therapy for prostate cancer, and for bone loss in women receiving adjuvant aromatase inhibitor therapy for breast cancer. Bilprevda is indicated for the prevention of skeletal-related events in patients with multiple myeloma and in patients with bone metastases from solid tumors, for the treatment of adults and skeletally mature adolescents with certain giant cell tumor of bone, and the treatment of hypercalcemia of malignancy refractory to bisphosphonate therapy. We have worldwide commercialization rights to HLX14 in countries except for China (including Hong Kong, Macau and Taiwan).

•Poherdy (HLX11): Poherdy (pertuzumab-dpzb), a biosimilar to Roche’s Perjeta² (pertuzumab), is a HER2/neu receptor antagonist, indicated for the treatment of adults with certain HER2-positive metastatic breast cancer, as well as (in combinations with trastuzumab and chemotherapy) as neoadjuvant or adjuvant treatment of adults with certain HER2-positive breast cancer. The FDA approved our BLA for HLX11 in November 2025. We have worldwide commercialization rights to HLX11 in countries except for China (including Hong Kong, Macau and Taiwan). In accordance with a settlement and license agreement with Genentech, Inc. and related parties (“Genentech”) that grants license rights under Genentech’s intellectual property to commercialize HLX11, the Company intends to launch HLX11 in the United States in late 2028.

Established Brands

Our established brands portfolio includes leading brands in cardiovascular, respiratory, dermatology and non-opioid pain management. Most brands in this portfolio (with the exception of Emgality, Vtama and Atozet™¹ (ezetimibe and atorvastatin)) lost exclusivity and have faced generic competition. In 2025, this portfolio contributed approximately $3.7 billion, or approximately 59% of our total revenues, with approximately 91%, or $3.4 billion, generated outside the United States. Generic competition varies significantly across geographies.

•Cardiovascular: In 2025, our cardiovascular portfolio accounted for $1.1 billion, or approximately 18% of our total revenues, nearly all of which were generated outside the United States. Our cardiovascular portfolio consists of several cholesterol-modifying medicines, including: Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside the United States; Atozet, which is marketed in certain countries outside the United States; Rosuzet™¹ (ezetimibe and rosuvastatin), which is also marketed in certain countries outside the United States; and Zocor™¹ (simvastatin), which is also available in certain countries outside the United States, including China. Our cardiovascular portfolio also includes Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide), which are cardiovascular drugs for the treatment of hypertension.

•Respiratory: In 2025, our respiratory portfolio accounted for $842 million, or approximately 14% of our total revenues, with approximately 80%, or $677 million, generated outside the United States. Our respiratory portfolio is comprised of several treatments used to control and prevent asthma-induced symptoms including: Singulair® (montelukast sodium), Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™, in certain markets outside the United States, and Asmanex® (mometasone furoate). Our respiratory portfolio also includes several products that treat seasonal allergic rhinitis, including: Singulair, Nasonex® (mometasone) and Clarinex®² (desloratadine), which is marketed as Aerius™ outside of the United States.

•Dermatology, Bone Health and Non-Opioid Pain Management: In 2025, our dermatology, bone health and non-opioid pain management portfolios accounted for $987 million, or approximately 16% of our total revenues, with approximately 87%, or $858 million, generated outside the United States.
•Our dermatology portfolio currently consists of three core products, including: Vtama, a topical treatment for mild, moderate and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, which was acquired through our acquisition of Dermavant Sciences Ltd. (“Dermavant”) in October 2024; Diprosone™¹ (betamethasone cream), a corticosteroid approved for treatment in relief of skin conditions; and Elocon® (mometasone cream), a topical prescription medicine approved for treatment in relief of inflammation and other symptoms caused by certain skin conditions.
•Our bone health portfolio includes Fosamax® (alendronate sodium), a bisphosphonate medicine used for the treatment and prevention of osteoporosis in postmenopausal women and to increase bone mass in men with osteoporosis.
•Our non-opioid pain management portfolio consists of three core products, including: Arcoxia™¹ (etoricoxib), a selective cyclooxygenase-2 inhibitor used for acute and chronic treatment of conditions such as acute pain, osteoarthritis and rheumatoid arthritis, Diprospan™¹ (betamethasone), an injectable glucocorticoid drug approved for treatment of conditions such as bursitis, dermatological disorders and inflammatory conditions, and Celestone™ (betamethasone injectable suspension), a sterile aqueous suspension approved for treatment of inflammation and conditions such as endocrine disorders and gastrointestinal diseases.

•Other Established Brands: In 2025, our other established brands portfolio accounted for $726 million, or approximately 12% of our total revenues, with approximately 98%, or $710 million, generated outside the United States. We are party to a distribution agreement with Eli Lilly (“Lilly”) for Emgality, a humanized monoclonal antibody calcitonin gene-related peptide (“CGRP”) antagonist, that is indicated for the preventive treatment of migraine in adults, and in some markets, the indication specifies prophylaxis for those with at least four migraine days per month. Emgality is also indicated in some markets for the treatment of episodic cluster headache in adults. Pursuant to this agreement, we distribute Emgality in Canada, Colombia, Europe, Israel, South Korea, Kuwait, Mexico, Qatar, Saudi Arabia, Taiwan, Turkey and the United Arab Emirates. Additionally, this category covers other mature products such as: Proscar® (finasteride), used for the treatment of symptomatic benign prostatic hyperplasia in men with an enlarged prostate and Propecia® (finasteride), used for the treatment of male pattern hair loss.

Research and Development

As part of our growth strategy, we will opportunistically identify scientific collaborations and acquisitions to complement our women’s health portfolio and/or expand our general medicines portfolio with a focus on later-stage or currently marketed assets in women’s health and with transactions in new sectors that have synergies with our existing commercial capabilities and manufacturing capabilities in our general medicines portfolio, such as our acquisition of Dermavant in the dermatology space. Due to limited availability of such assets, we have also prioritized leverage reduction and debt repayment in our capital allocation strategy to enable us to later bring on clinical programs, especially women’s health programs in the preclinical or early stage, when we have more financial flexibility.

Despite financial conditions, which have led to a reduction in some of our in-house research and development programs, our research and development organization continues to support products through global registration, pharmacovigilance, medical affairs, and health economics and outcomes research activities. Our science spans the development lifecycle, with our focus on late-stage development, lifecycle management, and Phase 4 studies, and is driven by seasoned researchers, scientists, regulatory, pharmacovigilance, and medical affairs experts. OB/GYNs, PhDs, nurses and pharmacists are an invaluable part of our team, helping us to better understand women’s needs from the perspectives of clinicians, physicians and patients.

As of December 31, 2025, we had licenses to commercialize the following development stage products:

•OG-8012 (formerly known as OG-9489) is an investigational non-hormonal, on-demand contraceptive candidate. In the United States, approximately 65% of women aged 15–49 use some form of contraception, with a growing proportion seeking non-hormonal reliable contraception. On July 27, 2022, we entered into a research collaboration and exclusive license agreement with Cirqle Biomedical (“Cirqle”) that entitled us to exclusive worldwide rights to develop and commercialize the product. We delivered a notice of termination of this agreement to Cirqle on February 9, 2026, setting an effective date of termination for the agreement of May 10, 2026. The termination was not related to any safety or efficacy findings.

•OG-6219, a HSD17β1 inhibitor, an investigational agent being evaluated as a potential treatment for endometriosis, was acquired by Organon through its acquisition of Forendo Pharma in 2021. Endometriosis is a common and chronic condition that affects up to one in 10 women of reproductive age, causes abdominal pain and is associated with infertility. On July 2, 2025, we announced that the Phase 2 ELENA proof-of-concept study evaluating OG-6219 in endometriosis-related pain did not meet its primary efficacy endpoint. In the study, OG-6219 did not demonstrate improvement in moderate-to-severe endometriosis-related overall pelvic pain compared to the placebo. Based on these results, we decided to discontinue the OG-6219 clinical development program.

•OG-7191, a HSD17β5 inhibitor targeting polycystic ovarian syndrome (“PCOS”), was acquired by Organon through its acquisition of Forendo Pharma in 2021. On December 15, 2025, we determined that the profile of OG-7191 was no longer suitable for development, and made the decision to discontinue all activities for this program.

•The Claria System is an investigational medical device being studied for use during minimally invasive laparoscopic hysterectomy. In 2023, we made a strategic investment in Claria Medical, Inc. (“Claria”). Under the terms of that agreement, Claria was responsible for conducting clinical studies according to the mutually agreed research plan. Although our agreement with Claria also gave us the option to acquire Claria, we elected not to exercise such option and terminated such agreement.

We rely on internal scientific expertise and close collaborations with partners, and expect to advance product development opportunities, data generation, product registration, and licensing on a global scale.

Sales, Marketing and Distribution Capabilities

Sales and Marketing

We have approximately 4,000 employees worldwide focused on commercialization activities, such as marketing, direct sales, digital and omni-channel and insight generation, data stewardship, data analytics and data science. We have a global team of experienced marketers, pricing and access professionals and data scientists. We believe our commercialization capabilities allow us to execute customer engagement strategies optimized across preferred channels and aimed at healthcare providers, patients and payors. Our global and local marketing employees focus on building an integrated digital ecosystem that coordinates engagement across all channels. These engagements include direct face-to-face engagement, virtual engagement, email, social media and our websites. In addition, we believe we have the knowledge, capabilities and resources to achieve optimal local market access for our portfolio in a changing external environment.

We have a trade channel strategy that provides a robust capability framework for our activities, including the selection of channel partners, commercial terms and supportive healthcare services that promote the efficient, safe and cost-effective delivery of our products. We have significant insight into the use of newer technologies and the use of valuable patient services such as patient adherence programs that can further drive value in collaboration with our trade partners.

We do not have any single customer that, if such customer were lost, would be likely to have a material adverse effect on our business.

Distribution

Our global network enables us to distribute products directly and indirectly to patients in more than 140 countries and territories, including through our regional distribution centers and partnerships. We sell our pharmaceutical products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies, pharmacies and managed healthcare providers, such as health maintenance organizations, pharmacy benefit managers and other institutions. We also sell our pharmaceutical products through third-party distributors and agents for smaller markets. Our professional representatives communicate the effectiveness, safety and value of our pharmaceutical products to healthcare professionals in private practice, group practices, hospitals and managed care organizations.

Manufacturing Capabilities and Global Supply Chain

We maintain high quality manufacturing capabilities, including the development and improvement of manufacturing processes. Our principal manufacturing capabilities include formulation, fill-and-finishing of products, packaging of products, and worldwide distribution and supply capabilities.

Internal Manufacturing Capabilities

We own and operate six manufacturing sites, as shown in the table below, where we manufacture and package a range of pharmaceutical products, including hormonal products, sterile formulations, and certain medical device combinations.

Site	Predominant Area of Focus
Campinas, Brazil	Women’s health, cardiovascular and respiratory
Cramlington, UK	Cardiovascular and respiratory
Heist, Belgium	Respiratory, dermatology and pain
Oss, Netherlands	Women’s health
Pandaan, Indonesia	Cardiovascular, respiratory and dermatology
Xochimilco, Mexico	Cardiovascular and respiratory

Most of our internal manufacturing sites have long-standing, deep technical capabilities across the broad base of manufacturing platforms that are required to support our product portfolios. We also manufacture and package a range of products for third parties, including Merck & Co., Inc. (“Merck”) at each of our six manufacturing sites pursuant to third-party contract manufacturing agreements.

Global Supply Chain

We manage our global supply chain through a centralized end to end supply planning organization and regional supply operations responsible for demand management, trade compliance, distribution and logistics structured around North America, China, Europe, Middle East, Africa, Asia-Pacific and Latin America. We purchase certain raw materials, active pharmaceutical ingredients, components, devices and other supplies necessary for the commercial production of our products from a variety of third-party suppliers. We utilize third-party contract manufacturers for the majority of our drug substance manufacturing and for some of our packaging, formulation and fill-and-finish. We utilize a combination of logistics service providers as part of our global supply chain, primarily for storage and for shipping.

A number of our materials and components are sole-sourced. Certain of these sole-sourced materials are critical to our key products, including in our women’s health and general medicines portfolios. In particular, we rely heavily on one supplier for formulation and/or packaging as our gateway to sales in both Japan and China.

We work to manage the risk associated with such sole suppliers by means of inventory management, evaluation of alternative sources when feasible, and through relationship management. We have an internal function with operational, quality, technology and procurement capabilities that is focused on maintaining an external manufacturing network. Our manufacturing network and supply chains are designed to provide us with a flexible and scalable global platform for continued expansion, including in emerging markets.

The United States has imposed or is considering imposing trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions that could significantly impact our cost of doing business.

Quality Management

Our facilities and supporting functions, along with our external contractors, suppliers and partners, make up an integrated, interdependent global network. This network is dedicated to consistently delivering compliant, reliable product supply to healthcare providers and patients. We have one quality management system deployed globally that enables the development, manufacturing, packaging, labeling, handling, and distribution of our products, such that they conform to applicable regulatory requirements in every country we serve. Our quality management system is designed to promote and facilitate regulatory and operational excellence, anticipate risks, and prepare the network to effectively respond and adapt to emerging trends.

Human Capital

Our human resources organization is led by an experienced team that monitors our employee base and sets annual targets for managing our human capital. These include employee retention, engagement and training targets. The Talent Committee of our Board regularly reviews and discusses our diversity, inclusion and leadership development initiatives, objectives, and progress with management to ensure that we are appropriately investing in the well-being of every employee through our policies, practices, and benefits. We are committed to complying with state and federal anti-discrimination laws in the United States and applicable workplace laws and regulations in other jurisdictions. Globally, we expect and promote a culture of respect, equal opportunity and non-discrimination.

We have established benefit and incentive compensation plans, including comprehensive medical and life insurance coverage, 401(k) matching programs and other incentive compensation programs that we believe align employee incentives directly with our future performance.

As of December 31, 2025, we had over 10,000 employees worldwide with approximately 1,500 (15%) employees in the United States, including Puerto Rico. Approximately 8,900 of our employees work in key functional areas (Commercial, Research & Development, and Manufacturing/Supply) and approximately 1,400 are in support functions. We have approximately 4,000 employees worldwide focused on commercialization activities, such as marketing, direct sales, digital and omni-channel and insight generation, covering data stewardship, data analytics and data science. Approximately 900 employees are focused on clinical development, safety, and medical affairs and product registration.

We strive to build a strong culture with inclusion and belonging for every employee at our core, believing that this is fundamental to our ability to attract and retain talent, as well as to innovate and succeed in a global market. More than 32% of our employees in the United States identify as part of an underrepresented ethnic group. We support our workforce through innovative talent and performance programs and have additionally founded ten Employee Resource Groups, each of which is open to all of our employees. We also regularly assess our employees’ experience, including measures of engagement, well-being, inclusion, and core cultural values through annual surveys and regular check-ins.

Intellectual Property

We actively seek to secure and maintain patents that protect our products, product candidates and other inventions or improvements that we consider important to our business. Patents may cover products per se, pharmaceutical formulations, processes for, or intermediates useful in, the manufacture of products, devices for delivering products, or the uses of products. Protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries, and may be extended in some jurisdictions based upon the period of time a patented product is under regulatory review by the relevant health authority. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

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

We consider the patents that cover Nexplanon to be material to our business. The relevant Nexplanon rod patents will expire in 2027 in the United States and have begun to expire in other countries around the world. Key aspects of the Nexplanon applicator are patented until 2030 in the United States and 2026 in certain other countries. We are currently in litigation with Xiromed Pharma Espana, S.L. regarding its abbreviated new drug application seeking approval to market a generic version of Nexplanon in the United States prior to the expiration of the rod and applicator patents. As described above, an application for a five-year duration period of use was submitted to the FDA in December 2024, and was approved in January 2026. As a result, we could receive an additional three years of New Clinical Investigation exclusivity for Nexplanon in the United States for the five-year indication. In 2025, we submitted a similar application for a five-year duration period of use to the EU and UK Health Authorities, which is under review. However, there can be no assurance that the additional periods of clinical investigation exclusivity referred to above will be granted. See Note 18 “Contingencies” to the Consolidated Financial Statements in this 2025 Form 10-K.

Primary patent exclusivity for Vtama is provided by patents on topical formulations of tapinarof. These patents expire in May 2036 in the United States and other countries around the world. Additional patents on other aspects of Vtama expire later, and related patent applications are pending.

While the expiration of a product patent normally results in generic competition for the covered pharmaceutical product, commercial benefits may continue to be derived from, for example: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use or delivery of such product; and (iii) patents relating to novel compositions and formulations. In addition, in the United States and certain other countries, an additional period of market or data exclusivity may be available under relevant law. The effect of product patent expiration on pharmaceutical products also depends upon many other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

We seek additions to market or data exclusivity in the United States and other countries through all relevant legal pathways, including laws increasing patent life. Additionally, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties. For further information with respect to our patents, see the sections entitled “Risk Factors” and Note 18 “Contingencies—Patent Litigation” to the Consolidated Financial Statements included in this 2025 Form 10-K.

Worldwide, all of our important products are sold under trademarks that we consider in the aggregate, to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalty income in 2025 on patent and know-how licenses and other rights amounted to $20 million. We also incurred royalty expenses totaling $5 million in 2025 under patent and know-how licenses we hold.

Privacy and Data Protection

We are subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on our ability to transfer, access and use personal data across our business, including healthcare provider information and clinical trial data. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there are privacy and data protection frameworks with the potential to directly affect our business. These include, for instance, the EU General Data Protection Regulation (“GDPR”), which imposes penalties of up to 4% of global revenue, China's Personal Information Protection Law (“PIPL”) and U.S. state privacy laws. The data protection regulatory environment in China has been evolving quickly, including regulations regarding cross-border transfers of personal data. These laws regulate the processing of personal information and increase the obligations of companies to protect and safeguard information. Certain of these regulations also require organizations to evaluate cross-border transfers of personal information and may require localization of certain data if specific conditions are met.

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

To remain competitive, we must dedicate resources to quality control, flexibility to meet buyer specifications, an efficient distribution system and a strong technical information service. We plan to continue to acquire and market products through external alliances, such as acquisitions, licensing agreements, and collaborations and have designed our sales and marketing efforts to address the changing industry environment.

United States

In the U.S. private sector, consolidation and integration among healthcare providers significantly affect the competitive marketplace for pharmaceutical products. Private third-party insurers, as well as federal and state governments, employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. In addition to formulary tier co-pay or co-insurance differentials, private health insurance companies and self-insured employers have been raising co-payments and co-insurance required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies are also increasingly imposing utilization management tools, such as clinical protocols requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. These management tools are also used in treatment areas in which the payor has taken the position that multiple branded products are therapeutically comparable. As the U.S. payor market further concentrates, and as more drugs become available in generic form, pharmaceutical companies may face greater pricing pressure from private third-party payors. In addition, other proposals that allow international reference pricing or, under certain conditions, the international importation of medicines, may be considered.

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

Effective January 1, 2024, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single-source and innovator multiple source drugs. In addition, the Inflation Reduction Act of 2022 (“IRA”), among other things, allows Medicare to establish a “Maximum Fair Price” for certain pharmaceutical drug and biological products covered under Medicare Part D and Part B in 2028. The IRA also requires drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation to pay rebates and implements changes to the Medicare Part D benefit that capped benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers. The Centers for Medicare & Medicaid Services (“CMS”) has taken steps to implement the IRA, including, most notably, releasing the Maximum Fair Prices, which will be effective in 2026 and 2027, for the drugs that were selected as part of the first two rounds of the Medicare Drug Price Negotiation Program and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. In April 2025, the U.S. presidential administration issued an executive order with multiple directives aimed at lowering drug prices, including directing changes to the Medicare Drug Price Negotiation Program established by the IRA; increasing competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. The ultimate impact of these measures remains uncertain, and future regulatory actions to implement the IRA or other policy proposals could result in further pricing pressures.

In May 2025, the U.S. presidential administration issued another executive order that directed government agencies and officials to identify most-favored-nation (“MFN”) pricing targets for prescription drugs and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients; prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the MFN price. Since then, the U.S. presidential administration has entered into MFN agreements with several large pharmaceutical manufacturers, under which the manufacturers agreed to furnish MFN pricing on certain existing and future products across defined government and direct-to-consumer channels. The Center for Medicare & Medicaid Innovation also released a request for applications for a voluntary MFN payment model for state Medicaid programs. The potential for additional MFN-based policies could create additional pricing pressures.

In addition, in July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based research and development costs, and changes to the taxation of foreign earnings.

In October 2025, CMS finalized significant changes to Medicare Part B reimbursement and price reporting regulations as part of the Calendar Year 2026 Medicare Physician Fee Schedule rulemaking process. These changes, which take effect in 2026, include revisions to how we report pricing data for Medicare Part B drugs. For instance, the new rule requires that any units of a drug sold at the Maximum Fair Price be incorporated into Average Sales Price (“ASP”) calculations. The rule also establishes new obligations related to bona fide service fees by requiring manufacturers to obtain and submit certifications for certain contracts that such fees are not passed through as price concessions to downstream entities. These changes could influence our reported pricing metrics and increase our compliance and operational burdens.

On January 15, 2026, the U.S. President announced The Great Healthcare Plan, which continues to emphasize priorities laid out in his executive orders, including obtaining MFN pricing for U.S. consumers. We expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, any of which could impair our ability to compete and have a material adverse impact on our business, financial condition, and results of operations. Other proposed administrative actions may affect our government pricing responsibilities.

European Union

Pricing and reimbursement of medicinal products are not harmonized at the EU level, but rather controlled by individual EU Member States. These Member States have attempted to contain drug costs by engaging in reference pricing. Reference pricing allows authorities to examine pre-determined markets for published prices of drugs. The downward pressure on healthcare costs in general, particularly prescription drugs, has intensified. As a result, manufacturers are erecting increasingly high entry barriers to new products. Additionally, EU Member States have the power to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement. To obtain reimbursement or pricing approval in some EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any EU Member State will allow favorable pricing, reimbursement and market access conditions for any of our products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

Japan

In Japan, the pharmaceutical industry is subject to government-mandated price reductions of pharmaceutical products. Furthermore, the government can order re-pricings for specific products if it determines that use of such products will exceed certain thresholds defined under applicable re-pricing rules.

China

Despite experiencing multiple loss of exclusivity (“LOE”) events in our portfolio, our performance in China has remained consistent, largely due to the strength of our underlying business. As used in this 2025 Form 10-K, LOE refers to a loss of patent, regulatory data, or other marketing exclusivity that can result in direct competition for the product in a given market. Our business in China depends upon ongoing development of a favorable environment for innovative pharmaceutical products, sustained access for our current in-line products, and the minimization of trade impediments or adverse pricing controls. In recent years, the Chinese government has introduced and implemented several structural reforms to accelerate the shift to innovative products and reduce costs. The Chinese government updates the National Reimbursement Drug List (“NRDL”) for the government-administered insurance plans on a yearly basis; a drug's initial access to the NRDL is coupled with significant price reductions and is subject to further price reviews after two years.

While pricing pressure has always existed in China, healthcare reform has increased this pressure in part due to the acceleration of generic substitution through volume-based procurement (“VBP”). The Chinese VBP program operates through a tendering process for mature products that have generic substitutes with a Generic Quality Consistency Evaluation (“GQCE”) approval. Mature products that have entered into the first ten rounds of VBP have had, on average, a price reduction of over 50%. In October 2025, R11 NVBP was launched. Though R11’s price cut has not been announced yet, publicly available information shows that the price cut shall be in the same range as the previous rounds.

VBP has been roughly a semi-annual process that will have a significant impact on mature products moving forward, which we expect to increase pricing pressure on our products in China. There are approximately 450 molecules included under the first ten rounds of VBP. After the expiration of the national VBP period, the VBP products may be subject to further price reductions in the provincial-level VBP programs implemented by individual provinces or province alliances; such provincial-level VBP programs may also target molecules that are not qualified for national VBP. In addition, multiple Chinese provinces are piloting a Universal Reimbursement Payment Standard (“URPS”) program in their respective provinces. Under the URPS, the Chinese government may determine the reimbursement prices by referring to the prices of the lowest-priced VBP winning products, with any remaining costs then passed along to the patients in the form of a co-pay, which reduces the affordability of certain products with prices that exceed the lowest-priced VBP-winning products. The URPS policy will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and currently being frozen by government in terms of scaling it up with additional products and geographies. We are closely monitoring the situation and in case the URPS will be reinitiated for expansion by the government then it may adversely affect our business and results of operations in China.

Other Markets

Governments in many other markets are also focused on constraining healthcare costs and have enacted price controls and measures impacting intellectual property, including in exceptional cases, threats of compulsory licenses that aim to put pressure on the price of innovative pharmaceuticals or result in constrained market access to innovative medicine. We anticipate that pricing pressures and market access challenges will continue in the future to varying degrees in such markets.

In addressing cost containment pressures, we engage in public policy advocacy with policymakers and continue to work to demonstrate that our medicines provide value to patients and to those who pay for healthcare. We advocate with government policymakers to encourage a long-term approach to sustainable healthcare financing that ensures access to innovative medicines and does not disproportionately target pharmaceuticals as a source of budget savings. In markets with historically low rates of healthcare spending, we encourage those governments to increase their investments and adopt market reforms to improve their citizens’ access to appropriate healthcare, including medicines.

Regulation of Our Products

The pharmaceutical and medical device industries are subject to regulation by regional, national, state and local authorities around the world, focused on standards and processes for determining drug and device safety and effectiveness, as well as conditions for sale or reimbursement. In the United States, the FDA administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of pharmaceuticals and medical devices.

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

Industry practice and government regulations in the United States and most other countries provide for the determination of effectiveness and safety of new chemical compounds suitable for pharmaceutical use through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on pre-clinical and clinical investigations are included in the new drug application for a drug or the BLA for a biologic, and submitted to the FDA for the required approval, which can be a phased process. Any regulatory approval we receive will be for particular conditions of use, and may come with post-approval requirements, including required post-approval clinical studies and/or risk evaluation and mitigation strategies or risk mitigation plans (known as “REMS” in the United States). As a manufacturer and distributor of drug products, our activities are regulated under various federal and state statutes and state manufacturer and wholesaler laws. Manufacturers and distributors of controlled substances must also maintain registration with the Drug Enforcement Administration (the “DEA”), and comply with various regulatory requirements, including maintaining records and inventory, reporting to the DEA, and meeting certain security and operational safeguards. Similar requirements exist in most states.

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

The advertising and promotion of our products are also subject to laws, rules, regulations, and industry self-regulatory codes of conduct concerning promotion of pharmaceutical products, interactions with healthcare providers, misleading and comparative advertising and unfair commercial practices. Although physicians are permitted to use their medical judgment to use drug products and medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses.

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

We are not aware of any compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on our business. Expenditures for remediation and environmental liabilities are estimated to be approximately $14 million in the aggregate for the years 2026 through 2030. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 18 “Contingencies —Environmental Matters” to the Consolidated Financial Statements included in this 2025 Form 10-K. Notwithstanding the foregoing, various legislation, regulations and international accords pertaining to climate change and environmental sustainability have been implemented or are under consideration, particularly as they relate to the reduction of greenhouse gas emissions, such as the EU’s Corporate Sustainability Reporting Directive (“CSRD”) and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. For additional information, please see “Risk Factors — We are subject to a variety of laws and regulations, and we may face serious consequences for violations if we fail to meet the applicable legal and regulatory requirements.”

Third-Party Collaboration

We are party to an agreement with Samsung Bioepis (the “Samsung Bioepis Agreement”) to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company's product portfolio. Pursuant to the Samsung Bioepis Agreement, we were granted an exclusive license to commercialize the following pre-specified biosimilars products (with reference products in parenthesis) developed by Samsung Bioepis: adalimumab (Humira), bevacizumab (Avastin), infliximab (Remicade), trastuzumab (Herceptin) and etanercept (Enbrel). See Item 1. “Business—General Medicines Portfolio—Biosimilars” for a description of each product and the geographic areas in which we have an exclusive license for commercialization activities.

Under the Samsung Bioepis Agreement, Samsung Bioepis is responsible for pre-clinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates. Our access rights to each product under the Samsung Bioepis Agreement last for ten years from such product’s launch date on a market-by-market basis. Unless the parties agree to extend the term, the agreement expires upon the expiration of the last such ten-year period. We may terminate the agreement with respect to a particular region or product if a product fails to meet certain milestones in such region. We may terminate the agreement upon 60 days’ written notice to Samsung Bioepis for a particular presentation of a product in a region if Samsung Bioepis’ revenue share for such product presentation in such region exceeds a certain contractual threshold. We may also terminate the agreement upon 60 days’ written notice in the event of a third-party infringement claim that Samsung Bioepis decides to litigate despite our opposition to such litigation.

The agreement may also be terminated by either party upon written notice if the other party commits a material breach of its obligations by specified actions within its reasonable control and has not cured such breach within 90 calendar days after notice requesting cure of the breach.

The Samsung Bioepis Agreement provides that gross profits are shared equally in all markets except for certain markets in Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to us. The Samsung Bioepis Agreement also provides for payment of certain milestone license fees associated with pre-specified clinical and regulatory milestones to Samsung Bioepis, payment of the supply price for each product to Samsung Bioepis, and an upfront payment to Samsung Bioepis that was completed by Merck at the commencement of the agreement. As of December 31, 2025, there was one remaining potential future regulatory milestone payment of $25 million that remained unpaid under the agreement. For further information related to the Samsung Bioepis collaboration, see Note 16 “Samsung Collaboration” to the Consolidated Financial Statements included in this 2025 Form 10-K and the Samsung Bioepis Agreement, which is filed as an exhibit to this 2025 Form 10-K.

Additional Information

We are a Delaware corporation incorporated on March 11, 2020. Our corporate offices are located at 30 Hudson Street, 33rd Floor, Jersey City, New Jersey 07302.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other information with the SEC. We maintain an investor relations page on our website (www.organon.com) where documents are furnished or filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We intend to use our Investor Relations website and our corporate website located at www.organon.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. In addition, we may also use social media to disclose material information to the public. Accordingly, investors should monitor these channels in addition to our press releases, SEC filings, and public conference calls and webcasts. Our website address is not intended to function as a hyperlink. Further, the information contained on our website is not, and should not be considered part of this 2025 Form 10-K, nor incorporated by reference into this 2025 Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this 2025 Form 10-K in evaluating the Company and deciding whether to invest in our Common Stock. Any of the following risks could materially and adversely affect our results of operations, financial condition and the price of our Common Stock.

Summary of Risk Factors

The following is a summary of the principal risks that could significantly and negatively affect our business, prospects, financial condition, or operating results. For a more complete discussion of the material risks facing our business, please see below:

Risks Related to Our Business
•We have significant global operations, which expose us to additional risks, and any adverse event could adversely affect our results of operations and financial condition.
•The imposition of tariffs on, or other trade restrictions or domestic sourcing requirements in, the territories and countries where we, our partners, suppliers, or customers do business, as well as any retaliatory actions with respect to such actions, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, or stock price.
•Adverse developments in the global economy or in one or more of our local markets could impact our ability to grow our business.
•Changes in tax laws or other tax guidance could adversely affect our effective tax rates, financial condition or results of operations.
•We are exposed to market risk from fluctuations in currency exchange rates and interest rates.
•The completion of the self-initiated Audit Committee (as defined below) internal investigation and the subsequent implementation of our remediation plan has been time-consuming and expensive and may result in significant additional expense and/or litigation.
•We identified material weaknesses in our internal control over financial reporting, which could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•The use of artificial intelligence (“AI”) and its legislative and regulatory landscape continues to evolve and makes it difficult to fully understand and assess related risks.
•We depend on sophisticated software applications and computing infrastructure. Cyberattacks affecting our IT systems could result in exposure of confidential information, the modification of critical data or the disruption of our worldwide operations, including manufacturing and sales operations.
•We may not be able to successfully execute our plan to deleverage our business or otherwise reduce our debt level, which could adversely affect our operating flexibility, business, financial condition, results of operations, or cash flows.
•Our substantial indebtedness could adversely affect our financial condition and results of operations.
•We are subject to a number of restrictive covenants under our indebtedness, including customary operating restrictions and financial covenants, which could restrict our ability to pay dividends or adversely affect our financing options and liquidity position.
•We are subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on our ability to transfer, access and use personal data across our business.
•Key products generate a significant amount of our profits and cash flows, and any events that adversely affect the markets for our leading products could adversely affect our results of operations and financial condition.
•Recent global healthcare reform initiatives and U.S., judicial decisions, laws, regulations, executive orders and political actions could adversely affect our future revenues and profitability.
•If we fail to appoint, hire and retain a permanent CEO, other members of our senior management, or other key employees, our business may suffer.
•An impairment of our Goodwill could materially impact our financial condition and results of operations.
•We may not realize benefits from our investments in China and emerging markets.
•We face intense competition from competitors’ products.
•We are subject to minimum purchase obligations under certain supply agreements, and if we fail to meet those minimum purchase requirements, our financial results may be unfavorably impacted.
•We have limited in-house discovery and limited cash to pursue early research capabilities and any expansion of our innovative pipeline and early discovery and research capabilities through future external acquisitions, partnerships and collaborations, which may limit our ability to discover or develop new products or expand our existing products into new markets to replace the sales of products that lose patent protection.
•Our growth could be limited by the scope of our intellectual property licenses.
•We rely on third parties for activities related to preclinical and clinical testing.
•We may experience difficulties in connection with future acquisitions, divestitures and other strategic actions. Even if completed, we may have difficulty integrating or otherwise realizing the benefits of such transactions.
•We may be unable to market our pharmaceutical products or medical devices if we do not obtain and maintain required regulatory approvals or marketing authorizations.
•Our research and development of new pharmaceutical product candidates or medical devices going forward will be limited, and for those development projects we elect to pursue we and/or our partners may fail to adequately demonstrate the safety and efficacy of any product in pre-clinical studies and clinical trials, which would prevent or delay development, regulatory approval or marketing authorization and commercialization of our product candidates.
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
•We may experience difficulties or delays or incur unforeseen difficulties, delays and expenses in connection with the manufacturing of certain of our products.

•We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or we may experience other supply difficulties that could adversely affect both our ability to deliver our products and our results of operations and financial condition.
•Reliance on third-party relationships and outsourcing arrangements could materially adversely affect our business.
•If we or our third-party suppliers, logistics providers, and manufacturers do not comply with ethical business practices or with related laws and regulations, including relating to AI use, our reputation, business, financial condition, results of operations or prospects could be harmed. Our third-party suppliers’ use of AI that does not comply with ethical standards, industry recognized AI frameworks or related laws and regulations will expose us to various risks including those relating to privacy, cybersecurity, intellectual property, inaccuracy of data, exposure of our confidential information, producing bias outcomes and overreliance on AI by those third-party suppliers without human oversight.
•The markets for our products, including the women’s health market, may not develop as expected.
•Biosimilars carry unique regulatory risks and uncertainties, which could adversely affect our results of operations and financial condition.
•We rely on our commercialization agreements with Samsung Bioepis, Henlius and Biothera for the successful development and manufacture of our biosimilars products and expect to do so for the foreseeable future.
•The FDA’s shift toward “radical transparency,” including plans to release future complete response letters promptly after they are issued to sponsors and increase enforcement in advertising and promotion, could have an adverse impact on our business and adversely affect our commercial prospects.
•Our global business could be negatively impacted by corporate citizenship and sustainability matters, which are viewed differently by the U.S. presidential administration and certain U.S. states than under various EU frameworks.
•Our business and operations are subject to risks related to climate change and natural disasters.

Risks Related to Our Common Stock
•We cannot guarantee the timing, amount or payment of any dividends on our Common Stock.
•The price and trading volume of our Common Stock may be volatile, and stockholders could lose all or part of their investment in our Company.
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

The extent of our operations outside the United States is significant. For example, in 2025, we generated $4.6 billion in revenues outside the United States, representing approximately 74% of our total revenues. Risks inherent in conducting a global business include:
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
•volatility of commodity prices, fuel and shipping rates that impact the costs and/or ability to supply our products;
•diminished protection of intellectual property in some countries; and
•possible nationalization and expropriation.

Our business, financial condition, results of operations, or reputation could be materially and adversely impacted if we (or third parties upon which we rely) do not comply with applicable requirements and restrictions globally. In addition, our operations depend, in part, on our relationships and business arrangements with third parties that receive government funding. As the U.S. and foreign federal or local governments shift their pharmaceutical approval and regulatory priorities, including funding allocations, we may encounter challenges receiving key regulatory approvals or maintaining business relationships with third parties that depend on government funding, which could materially adversely affect our business, financial condition, results of operations, or reputation.

In addition, there may be changes to our business and strategic position if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including health epidemics or pandemics, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, our operations and performance may be affected by political or civil unrest or military action. As a result of global economic conditions, some parties may delay or be unable to satisfy their payment or reimbursement obligations. In addition, patients' ability to afford healthcare may also be affected by job losses or other economic hardships, increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, and lost healthcare insurance coverage.

The imposition of tariffs on, or other trade restrictions or domestic sourcing requirements in, the territories and countries where we, our partners, suppliers, or customers do business, as well as any retaliatory actions with respect to such actions, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, or stock price.

The United States has imposed or is considering imposing trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions that could significantly impact our cost of doing business.

The U.S. presidential administration has reached several bilateral trade agreements that seek to cap tariffs on imports into the U.S., including an agreement with the EU that would limit U.S. tariffs to 15% on certain brand pharmaceutical and to keep tariffs on generic medicines at 0%. The United States may reach additional trade agreements with other trading partners seeking to mitigate the impact of tariffs. In addition, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine dependence on imported pharmaceuticals and pharmaceutical ingredients and the impact on national security. This investigation may lead to the imposition of additional tariffs on pharmaceutical imports in 2026.

The imposition of new, announced or proposed tariffs, trade restrictions or domestic sourcing requirements on pharmaceutical imports, including but not limited to products, ingredients, and other materials necessary for our business, could result in increased costs of goods and prices, disruptions to our supply chain, manufacturing delays, supply shortages, and adverse impacts to clinical trials. These measures could also result in decreased profit margins on certain of our products. In particular, any future tariffs on generic drugs, ingredients, or inputs, could significantly decrease profit margins on such products.

In addition, we may be restricted in our ability to adapt, or may be unable or unsuccessful in adapting, to these impacts and challenges due to, among other things, the terms of our current customer, wholesaler, supply or distribution agreements, or the need to obtain regulatory approval prior to making any changes to our manufacturing locations, processes or suppliers. Existing, announced, and future tariffs, trade agreements, or domestic sourcing requirements, as well as potential exemptions, could also provide our competitors with an advantage to the extent such future impacts disproportionately affect us compared to them.

The impact of any announced, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business continues to be subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Furthermore, general uncertainty related to announced, new or potential tariffs, trade restrictions and domestic sourcing requirements has in the past reduced and could in the future further reduce global economic activity, thereby resulting in additional adverse impacts to us.

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

Changes in tax laws or other tax guidance could adversely affect our effective tax rates, financial condition or results of operations.

As noted above, in July 2025, the OBBBA was enacted into law, and includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based research and development costs, and changes to the taxation of foreign earnings. We expect that the OBBBA and additional changes in tax laws around the world, including as led by the Organization for Economic Cooperation and Development, will negatively impact our effective tax rate and results of operations. Such changes could negatively impact our cash tax liability, and will likely have a negative impact on our effective tax rate, and results of operations and could lead to greater audit scrutiny.

We are exposed to market risk from fluctuations in currency exchange rates and interest rates.

We operate in multiple jurisdictions and virtually all of our sales outside the United States are denominated in currencies other than the U.S. dollar. Additionally, we have historically entered into, and will in the future enter into, business development transactions, borrowings or other financial transactions that may give rise to currency and interest rate exposure. Since we cannot, with certainty, foresee and mitigate such adverse fluctuations in currency exchange rates, interest rates and inflation could negatively affect our business, cash flow, results of operations, financial condition or prospects.

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

The completion of the self-initiated Audit Committee internal investigation and the subsequent implementation of our remediation plan has been time-consuming and expensive and may result in significant additional expense and/or litigation.

As discussed in Item 9A. “Controls and Procedures”, after concerns regarding our sales practices for wholesalers for Nexplanon were brought to the attention of the Board, the Audit Committee (the “Audit Committee”) of our Board oversaw an independent, internal investigation into these sales practices. The Audit Committee’s investigation focused on our sales of Nexplanon to wholesalers in the United States. The investigation found that we asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the Relevant Periods than they otherwise would have purchased based on wholesaler demand. While we have taken certain actions aimed at preventing the use of such improper sales practices with such wholesalers (including the appointment of a new Interim CEO, the termination and appointment of a new Interim Head of U.S. Commercial & Government Affairs, the appointment of an Executive Chair and the appointment of a Lead Independent Director) and are in the process of implementing additional measures, there is no assurance that these actions and procedures will continue to be effective over time.

Additionally, while the Audit Committee’s investigation is complete, we identified material weaknesses in our internal control over financial reporting and, as a result, our management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024 or as of December 31, 2025. To address the ineffective disclosure controls and procedures and internal control over financial reporting due to the material weaknesses, we, with the oversight of our Audit Committee, developed a remediation plan, which is described in Item 9A. “Controls and Procedures”. As we execute on our remediation plan, there can be no assurance that we will not discover additional matters that we will need to address that could have an adverse impact on us, our business and/or our results of operations, including determining that further changes to our internal controls are required. We have incurred significant expenses, including audit, legal, forensic accounting, consulting and other professional fees, in connection with the Audit Committee investigation and related matters, and we may incur additional time and expense as a result of the investigation and our efforts to address the investigation results. The incurrence of significant additional expense, or the requirement that management and the Board continue to devote significant time that could reduce the time available to execute on our business strategies, could have an adverse effect on our business, results of operations and financial condition.

On October 26, 2025, we made a voluntary self-disclosure to the SEC to advise it of the Audit Committee’s investigation, and the SEC subsequently opened an investigation into these matters. See Note 18 “Contingencies— Governmental Proceedings” to the Consolidated Financial Statements in this 2025 Form 10-K for additional information.

We (or our directors or officers) may be subject to future inquiries, investigations, claims, actions, or proceedings, and we cannot predict the outcome of any of the foregoing; however, regardless of outcome, any inquiries, investigations, claims, actions, or proceedings relating to the Audit Committee’s investigation would likely consume a significant amount of our resources and result in considerable legal and accounting costs.

Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense costs and other costs. We have previously entered into indemnification agreements with each of our directors and certain of our officers, and our Amended and Restated Bylaws require us to indemnify each of our directors and officers. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could adversely affect our business, prospects, results of operations or financial condition.

We identified material weaknesses in our internal control over financial reporting, which could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

In connection with the Audit Committee investigation described in Item 9A. “Controls and Procedures”, we identified material weaknesses in our internal control over financial reporting. For a description of these material weaknesses, see “Controls and Procedures” in Part II, Item 9A. “Controls and Procedures” of this 2025 Form 10-K. While we developed a remediation plan, our material weaknesses cannot be considered remediated until the applicable remedial control is implemented and operates for a sufficient period of time to allow management to conclude, through testing, that this remediation plan has been implemented and the control is operating effectively. Our material weaknesses, if not fully addressed, could result in a material misstatement of our annual or interim financial statements, and we may be unable to remediate these material weaknesses in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings we make with the SEC. Any such failure could result in litigation or regulatory actions by the SEC or other regulatory authorities, which could further result in loss of investor confidence, a decline in the price of our Common Stock, delisting of our securities, harm to our reputation and financial condition and/or diversion of financial and management resources from the operation of our business.

The use of AI and its legislative and regulatory landscape continues to evolve and makes it difficult to fully understand and assess related risks.

AI-based solutions, including generative AI, are increasingly being used in the pharmaceutical industry, including by us, and we expect to use other systems and tools that incorporate AI-based technologies in the future. The use of AI solutions by our employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with these new or changing laws, regulations or industry standards relating to AI may impose significant operational costs or otherwise negatively impact our business. The complexity and rapid evolution of AI may make it difficult to fully understand and assess related risks.

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

We may not be able to successfully execute our plan to deleverage our business or otherwise reduce our debt level, which could adversely affect our operating flexibility, business, financial condition, results of operations, or cash flows.

As of December 31, 2025, we had approximately $8.6 billion of outstanding indebtedness, and as a result we have shifted our top capital allocation priority from acquiring businesses and assets to expand our portfolio of products, to deleveraging our business. In 2025, we reduced our regular quarterly dividend by 90%, and in January 2026, we sold the Jada System, with the capital preserved or received being used to repay outstanding debt; however, these efforts combined with our cash from operations may not be sufficient to reduce our net leverage ratio. Our ability to de-lever and the pace thereof will depend on our future financial and operating performance, which will be affected by the prevailing economic conditions and financial, business, regulatory and other factors described herein, many of which are beyond our control. If we are unable to successfully reduce our debt to a level we believe appropriate, our credit ratings may be lowered, we may further reduce or eliminate our quarterly dividend, sell additional assets or businesses, or reduce or delay our planned capital expenditures or investments.

Our substantial indebtedness could adversely affect our financial condition and results of operations.

Notwithstanding our current intent to deleverage our business, we have approximately $8.6 billion of outstanding indebtedness (including approximately $3.6 billion of notes that mature in 2028) and may incur additional debt from time to time in the future. Current or future levels of indebtedness may increase the possibility that we will be unable to generate cash sufficient to pay amounts due in respect of such indebtedness. Our business may not generate sufficient cash flows from operations to service or reduce our indebtedness and make the necessary capital expenditures and support our growth strategies (including business development transactions), particularly in light of our current capital allocation priority to use a substantial portion of our cash flow from operations to repay our debt. If we are unable to generate such cash flows, we may be required to pursue one or more financing alternatives, which could include obtaining equity capital on dilutive terms, selling assets or businesses, or refinancing our current debt. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the expense relating to the refinancing would increase. Any of the foregoing may also adversely affect our ability to obtain and maintain our credit ratings and materially affect our business, financial condition, cash flows, or results of operations.

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

Any failure to comply with the restrictions of our current indebtedness, or any future financing agreements, including as a result of events beyond our control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements, giving our lenders and other debt holders the right to terminate any commitments they may have made to provide us with further funds and to require us to repay all amounts then outstanding.

We are subject to a significant number of privacy and data protection laws and regulations globally, many of which place restrictions on our ability to transfer, access and use personal data across our business.

The legislative and regulatory landscape for privacy and, data protection continues to evolve.

The GDPR and related implementing laws in individual EU member states as well as similar legislation in the UK, govern the collection and use of personal health data and other personal data in the EU. The GDPR increased responsibility and liability in relation to personal data that we process. It also imposes several obligations and restrictions on the ability to process (which includes collection, storage and access, analysis, and transfer of) personal data, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, potential notification of personal data breaches to the national data protection authorities, potential consultation obligations to national data protection authorities for certain high-risk data processing, and the security and confidentiality of the personal data. There are also accountability requirements, such as maintaining a record of data processing, conducting data protection impact assessments and appointing data protection officers. Further, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area that are not considered by the European Commission to provide an adequate level of data protection, including to the United States, except if the data controller meets very specific requirements.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines and other administrative penalties as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still enforce the GDPR differently, reflecting variations that arise under national-level regulations and guidelines (e.g., labor laws, processing of national identification numbers), which adds to the complexity of processing personal data in the EU. Guidance at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices is often updated or otherwise revised, resulting in a challenging regulatory environment.

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

Additional laws and regulations enacted in the United States, Canada, the UK, Australia, Asia and Latin America have increased enforcement and litigation activity in the United States and other developed markets, as well as increased regulatory cooperation among privacy authorities globally. The data protection regulatory environment in China has been evolving quickly, including regulations regarding cross-border transfers of personal data (“CBDT”). These laws, including the PIPL, regulate the processing of personal information and increase obligations on companies to protect and safeguard personal information. These regulations also require organizations to evaluate CBDTs and may require localization of certain data. If we fail to effectively adjust to the changing regulatory landscape and comply with applicable laws and regulations in our operating regions, our business, prospects, financial condition or operating results would be materially and adversely affected.

We have adopted a comprehensive global privacy program to help manage these evolving risks, adjust to the changing regulatory landscape and facilitate CBDTs. Any failure by us, or our third-party vendors, to comply with applicable data privacy and security laws may lead to government enforcement actions and private litigation, which could result in financial, legal, business, or reputational harm to us and could have a material adverse effect on our business, results of operations, or financial condition.

Key products generate a significant amount of our profits and cash flows, and any events that adversely affect the markets for our leading products could adversely affect our results of operations and financial condition.

Our ability to generate profits and operating cash flow depends largely upon the continued profitability of our key products, such as Nexplanon, Vtama, Emgality, the ezetimibe family of products and our portfolio of biosimilars. As a result of our dependence on key products, any event that adversely affects any of these products or the markets for any of these products could adversely affect our sales, results of operations or cash flows. These adverse events could include increased costs associated with manufacturing, product shortages, increased generic or over-the-counter availability of our products or competitive products, the discovery of previously unknown side effects or the implementation of enhanced safety measures and/or warnings, results of post-approval trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of these products for any reason. In addition, recent adverse market and political events could negatively impact our key products and/or our business, results of operations and financial condition as a whole. Such adverse events may include, among other things, U.S. and international tariffs or other protectionist trade measures, the recent changes to U.S. tax laws, healthcare and regulatory reforms, including those relating to insurance coverage, and other U.S. and international regulatory changes, including changes in the regulatory enforcement landscape. Our future sales of Nexplanon could be affected by a REMS, which FDA has required for the product in connection with the new five-year duration of use. The REMS seeks to reduce risks of improper insertion and removal of the product and requires, among other things, that healthcare providers enroll in the REMS program following specific training in order to maintain access to the product. We are seeking an additional period of exclusivity for Nexplanon, specifically the potential additional three years of New Clinical Investigation exclusivity for Nexplanon in the United States for the five-year duration of use indication, which is currently under FDA review. Sales may also be adversely affected if this exclusivity was not to be granted. We also expect that competition will continue to adversely affect the sales of our key products, this includes generic competition as a result of LOE in 2026 for Nexplanon in markets outside the US, although we have yet to see the commercial launches of generic Nexplanon.

To address these adverse effects and remain competitive, we will continue to adapt our business and sales practices, particularly for our key products. These practices may include strategies such as offering product discounts and adjusting inventory levels. We review available inventory information; however, there is a risk that our predictions may be inaccurate or that we may decide to increase inventory in anticipation of customer demand. If actual demand does not materialize as expected, inventory levels may exceed customer needs. This could result in elevated channel inventory for certain products in a given quarter, which may negatively impact product revenue, increase return rates, contribute to product expirations, or reduce future inventory purchases.

Recent global healthcare reform initiatives, and U.S. judicial decisions, laws, regulations, executive orders and political actions could adversely affect our future revenues and profitability.

We face continued pricing pressure in the United States and globally (particularly in the EU, the UK, China and Japan) from managed care organizations, government agencies and programs, as these governments and third-party payors are becoming increasingly aggressive in attempting to contain healthcare costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications. We expect pressures on pricing and reimbursement from both governments and private payors inside and outside the United States to continue, which could adversely affect our sales and profit margins.

Outside the United States, numerous major markets, such as the EU, the UK, China and Japan, have active government involvement including extensive pricing and reimbursement mechanisms and processes for pharmaceutical products affecting our products. Cost containment efforts by governments and private organizations are described in greater detail in Item 1. “Business — Competition” above.

In the United States, there have been significant and wide-ranging federal policy and legislative reforms impacting drug pricing and reimbursement. Key developments related to the IRA, MFN pricing policies, the OBBBA, and the Calendar Year 2026 Medicare Physician Fee Schedule are discussed in greater detail in Item 1. “Business – Competition” above.

In addition, there have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the Affordable Care Act (the “ACA”) or its implementing regulations. While the ACA remains in effect in its current form, it is unclear how any such efforts in the future will impact the ACA or our business. Moreover, the U.S. presidential administration is prioritizing efforts to restructure the U.S. Department of Health and Human Services (“HHS”), including substantial reductions in workforce. It is not clear how this restructuring of HHS will impact our business.

The increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, private insurance programs and pharmacy benefit managers could result in further pricing pressures. We must also compete to be placed on formularies of managed care organizations and other payors. Exclusion of a product from a formulary can lead to reduced usage in the population covered by the managed care organization or other payor. U.S. healthcare reform has already contributed to an increase in the number of patients in the Medicaid program under which sales of pharmaceutical products are subject to substantial rebates. There are also ongoing legal and policy developments relating to the 340B Drug Pricing Program, including ongoing litigation challenging state 340B laws that seek to limit manufacturer contract pharmacy policies. Additionally, the Health Resources and Services Administration’s new 340B Rebate Model Pilot Program could introduce a shift in how discounts are provided to 340B covered entities. While the implementation of this program was enjoined by a federal court prior to its effectiveness, such a rebate model could allow for greater transparency and improved program compliance. Any changes to the 340B Program could have a significant impact on our revenue from affected products.

We continue to experience incremental gross-to-net sales pressures driven by evolving payor requirements and heightened healthcare budget constraints. In certain market segments, payors have increased reliance on mandatory rebates, clawbacks, and other price concession mechanisms to manage overall drug spending and meet fiscal obligations. As a result, we may be required to provide higher levels of financial incentives to maintain formulary access, satisfy contractual commitments and sustain product competitiveness. These dynamics could adversely impact our net revenues, profitability and the predictability of future financial performance modeling.

Our sales of Nexplanon have already been impacted by unfavorable U.S. policies, budget constraints, and funding for Planned Parenthood and federally qualified health centers, where Nexplanon has a leading market share among long-acting reversible contraceptives. Going forward, we expect to see continued focus by the U.S. government and states, as well as non-U.S. governments and regulatory authorities, on regulating drug pricing and access to medicines and other healthcare products. While it is uncertain how such developments will affect our business, they could, at a minimum, introduce additional uncertainty into the regulatory process, result in legal challenges to actions taken by regulatory bodies, and subject us to additional pricing pressures.

If we fail to appoint, hire and retain a permanent CEO, other members of our senior management, or other key employees, our business may suffer.

Our ability to appoint, hire and engage key employees, including a permanent CEO and others in our executive and senior management, impacts our ability to compete effectively. Competition for leadership in our industry can be intense, especially for employees with relevant scientific and technical expertise. Our ability to manage such human capital depends on a number of factors, including hiring practices of our competitors, compensation and benefits (as may be impacted by any financial performance challenges, including any related impact on outstanding equity awards), work location, work environment (including our competitors’ policies regarding remote or hybrid work arrangements), employee engagement and satisfaction, the market’s perception of our strategic initiatives, and economic conditions. We strive to build a strong culture with inclusion and belonging at our core, believing that this is fundamental to success and future innovation.

Additionally, the departures of members of our senior management team or other key employees could delay or hinder achievement of our financial, operating or strategic objectives. On October 26, 2025, Kevin Ali resigned as our CEO and as a member of our Board in connection with the Audit Committee’s internal investigation, as discussed in Item 9A. “Controls and Procedures.” Concurrently, Joseph Morrissey was appointed our Interim CEO. We appointed our Chairman of the Board, Carrie S. Cox, as Executive Chair for the interim period while we engage in the search for a permanent CEO. The Board has formed a Search Committee and engaged a nationally recognized search firm to assist in selecting a permanent CEO. The timeline for identifying, retaining and integrating a new CEO is currently unknown. Any failure to timely identify and hire a new CEO and successfully integrate and transition that person into his or her new role within our Company could adversely impact our ability to achieve our long-term financial, operating or strategic objectives.

We have experienced, and may continue to experience, attrition among our senior management team and key employees. Our executive officers could terminate their employment with us at any time, and any such departure could be particularly disruptive in light of the other recent leadership changes. Any loss of services of key employees for any reason could significantly delay or prevent the achievement of our financial, operating or strategic objectives. If we are unable to mitigate these or other similar risks, our business, results of operations or financial condition may be adversely affected.

An impairment of our Goodwill could materially impact our financial condition and results of operations.

Our quantitative goodwill impairment analysis relies on projected cash flows and market assumptions. A significant decline in forecasted performance, whether due to external economic factors or internal operational challenges, could result in the fair value of either the U.S. or international reporting unit falling below its carrying amount. In such cases, we would be required to recognize a non-cash impairment charge, which could materially impact our financial condition and results of operations. For the year ended December 31, 2025, we recognized a $301 million impairment of goodwill which represents the amount by which the carrying value of goodwill exceeded its implied fair value. The goodwill impairment recorded reflects continued pressure on the U.S. reporting unit resulting from lower-than-expected financial performance, revised forward-looking projections, adverse geopolitical development market conditions, and uncertainty in the macroeconomic environment. As a result, the U.S. reporting unit is more susceptible to future impairment than the International reporting unit. We may be required to record impairment charges on goodwill related to a reporting unit if adverse macroeconomic or geopolitical developments materially affect our business outlook. These developments may include, but are not limited to, the implementation of tariffs or other trade restrictions, changes in trade policies, inflationary pressures, interest rates, supply chain disruptions, competitive pressures, or regulatory changes that reduce forecasts or increase operating costs. If we are unable to mitigate any such goodwill impairment, our business, results of operations or financial condition may be adversely affected.

We may not realize benefits from our investments in China and emerging markets.

We continue to take steps to increase our sales in China and emerging markets; however, our efforts to expand sales in these markets may not succeed. Some countries may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on healthcare. In order for us to successfully implement our strategy, we must attract and retain qualified personnel. We may also be required to increase our reliance on third-party agents within less developed markets. In addition, many of these countries have currencies that fluctuate substantially and, if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.

China significantly contributes to our global pharmaceutical sales, and its continued growth depends on a favorable regulatory environment, sustained availability of our currently marketed products within China, and our ability to mitigate the impact of any trade impediments or adverse pricing controls.

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

We are subject to minimum purchase obligations under certain supply agreements, which requires us to purchase minimum amounts of materials critical to our product manufacturing over specified time periods. If we fail to meet these minimum purchase requirements, we may still be required to pay for the cost of the minimum inventory purchases. If we are unable to offset these payments, it could result in a lower margin. During 2025, we recognized $7 million in Cost of Sales pertaining to estimated unavoidable losses associated with a long-term vendor supply contract conveyed as part of our spinoff from Merck. We also have a limited number of other arrangements that have similar provisions which could result in these types of payments. We do not currently expect these payments to be material; however, in the aggregate they may become material if additional amounts are identified in the future, and they could have a material adverse effect on our financial condition, results of operations or cash flows.

We have limited in-house discovery and limited cash to pursue early research capabilities and any expansion of our innovative pipeline and early discovery and research capabilities through future external acquisitions, partnerships and collaborations, which may limit our ability to discover or develop new products or expand our existing products into new markets to replace the sales of products that lose patent protection.

We have limited in-house discovery and early research staff and facilities, and we do not currently intend to extensively hire or acquire such staff or facilities in the near future. Any expansion of these functions will continue to rely on future acquisitions, partnerships and collaborations with third parties; however, our capital allocation priority at the present time is to reduce our net leverage ratio, which leaves limited cash available to pursue such transactions and relationships. In addition, we may be unable to establish any agreements with third-party developers or manufacturers to provide these services on favorable terms. Further, should we enter into such agreements, these agreements may pose risks, including that we would be reliant on and accountable for the third-party’s knowledge and capabilities, data, quality of operations and compliance with regulations, and other systems to conduct clinical trials, prepare regulatory application submissions and required post-approval reports, manufacture or distribute product, or other activities.

Our growth could be limited by the scope of our intellectual property licenses.

We believe that growth in our business will be driven through new indications or formulations of our existing products or expansion of existing products into new markets or new geographies. However, our ability to do so could be limited by the scope of our limited intellectual property licenses for certain health products. We may not be able to offset any sales losses for products that lose or do not have exclusivity by growing sales in other markets. If we cannot produce sufficient revenues from expansion into new products, new indications or formulations of our existing products or expansion of existing products into new markets or new geographies, then we may not be able to maintain our current levels of profitability, and this could adversely affect our business, cash flow, results of operations, financial condition or prospects.

We rely on third parties for activities related to preclinical and clinical testing.

We rely on third parties to manufacture, distribute and conduct certain preclinical and clinical testing activities for our products. Oversight of these third parties can require substantial resources and creates potential risks to us, including: we may be unable to establish agreements with third parties, including third party manufacturers, on acceptable terms or even at all; we may not have sufficient quantities of product; third parties may fail to perform delegated responsibilities to an acceptable level of quality, or may fail to comply with regulatory requirements; or third parties may misappropriate or disclose our proprietary information, including trade secrets and know-how. Our reliance on third parties for research and development activities will also reduce our control over these activities but does not relieve us of our responsibilities, including that we and the third parties must ensure that clinical trials are conducted in accordance with the general investigational plan and protocols for the trial; ensure compliance with regulatory standards like good clinical practices; and register ongoing clinical trials and results to government-sponsored databases. Our failures, or the failure of third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions. Further, issues related to the manufacture of products, preclinical testing, and/or clinical testing may affect our ability to obtain or maintain marketing approval for our products in a timely manner, or at all. This may hinder or delay efforts to successfully commercialize our product candidates.

We may experience difficulties in connection with future acquisitions, divestitures and other strategic actions. Even if completed, we may have difficulty integrating or otherwise realizing the benefits of such transactions.

Any expansion of our product offerings and geographic presence would likely rely on acquisitions of complementary businesses, licensing arrangements and strategic partnerships. In addition, our current strategy includes potential divestitures of certain products or business lines.

We may experience difficulties identifying future acquisition or disposition opportunities or completing such transactions, including in light of our current capital allocation priority of deploying excess cash to reduce our net leverage ratio. Many of our competitors for acquisition opportunities are well established, have greater available financial resources, and have extensive experience identifying and effecting these types of strategic acquisitions. Moreover, some of these competitors may possess greater financial, technical, human and other resources than we do.

Any acquisitions or divestitures would require significant investment of time and resources, may disrupt our business and distract management from other responsibilities and may result in losses on the disposition of, or continued financial involvement in, the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect our business, financial condition or results of operations. Further, any future transactions may not be completed in a timely manner, on a cost-effective basis, or at all.

Even if completed, we may not realize the expected benefits of any acquisition, license arrangement or strategic partnership. For example, there are risks associated with regulatory approval of any product we may acquire, and even if approved, such approvals may not be secured in the timeframes we anticipate. See the risk factor below entitled “We may be unable to market our pharmaceutical products or medical devices if we do not obtain and maintain required regulatory approvals or marketing authorizations”. In addition, such acquisition opportunities may relate to products, technologies or operations with which we have limited or no historical experience. Even if we are successful in making acquisitions or entering into other business development arrangements, the products and technologies we acquire may not be successful or may require significantly greater resources and investments than we originally anticipate, including due to material issues that are not foreseen, identified or disclosed in connection with our due diligence of the counterparty and its products or product candidates. We could experience negative effects on our results of operations or financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges. Integrating acquired businesses could lead us to experience numerous risks related to combining geographically separated organizations, systems and facilities and personnel with diverse backgrounds, as well as encountering unforeseen cybersecurity risks and breaches from the businesses acquired or their manufacturers and vendors and unforeseen product liability matters.

Similarly, divestitures may adversely impact our business, operating results, or financial condition if we are unable to achieve the anticipated benefits from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested asset or business line. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, suppliers, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations or financial condition.

Our failure to achieve the long-term plan for acquired businesses, as well as any other adverse consequences associated with our acquisition, divestiture and strategic activities, could have a material adverse effect on our business, financial condition, or results of operations.

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

It is possible that the FDA or other regulators could issue complete response letters or analogous responses indicating that any of our applications for our pharmaceutical products are not ready for approval. Even if the requisite approvals are obtained, we must maintain such approvals or marketing authorizations as long as we plan to market products in each jurisdiction where approval or marketing authorization is required.

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

Our research and development of new pharmaceutical product candidates or medical devices going forward will be limited, and for those development projects we elect to pursue we and/or our partners may fail to adequately demonstrate the safety and efficacy of any product in pre-clinical studies and clinical trials, which would prevent or delay development, regulatory approval or marketing authorization and commercialization of our product candidates.

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

Even after a pharmaceutical product or medical device reaches the market, we continue to be subject to significant post-marketing regulatory requirements and oversight. The regulatory approvals or marketing authorizations that we may receive for our pharmaceutical products and medical devices will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of our products, may contain significant limitations related to use restrictions for specified groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. In addition, even after a pharmaceutical product or device has obtained marketing authorization or clearance, the manufacturing processes, labeling, packaging, distribution, adverse event and device malfunction reporting, storage, advertising, promotion, import, export, recalls and recordkeeping for our products will be subject to ongoing regulatory requirements, and we will be subject to periodic inspections. We must comply with the provisions of any REMS required for a product in the United States or comparable risk mitigation plans in other jurisdictions, such as the REMS FDA has required for Nexplanon in the United States. Failure to comply with any of these requirements could subject us to a variety of formal or informal enforcement actions by the FDA or other regulators, result in a recall or market withdrawal of our products, require us to cease manufacturing and distribution of the products, trigger product liability or other litigation, or otherwise impact our ability to realize revenues for our products. It is possible that future recalls or similar developments could materially and adversely impact our business, result of operations, or financial condition. Although to date, any market actions to which we have been subject have not had a material impact on our business, such actions could in the future have a materially adverse impact on our business, results of operations, or financial condition.

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
•scrutiny of advertising and promotion and changing regulation and enforcement of such activity;
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in the fall of 2025, the U.S. government experienced a prolonged shut down and certain regulatory agencies, including the FDA and the SEC, experienced staff reductions and furloughs. The government shutdown impacted the ability of the FDA and the SEC to timely review and process submissions, which could have a material adverse effect on our business. Further, future government shutdowns and agency operational disruptions in comparable foreign governments could impact our ability to continue our operations in other markets.

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

We depend upon patents to provide us with exclusive marketing rights for certain of our products for some period of time. Loss of patent protection typically leads to a significant and rapid loss of sales for that product where lower priced generic versions of that drug or other competitors become available. In the case of products that contribute significantly to our sales, LOE could materially adversely affect our business, cash flow, results of operations, financial condition or prospects. In the United States, we expect patent expiry for the Nexplanon implant in 2027 and patent expiry for the Nexplanon applicator in 2030. We expect market exclusivity for the majority of countries where Nexplanon is commercialized outside the United States will expire in the first half of 2026. In addition, in February 2025, we received a Paragraph IV Certification Letter notifying us that Xiromed Pharma Espana, S.L. (“Xiromed”) filed an abbreviated new drug application to the FDA seeking approval to market a generic version of Nexplanon. We are currently in litigation with Xiromed regarding its abbreviated new drug application seeking approval to market a generic version of Nexplanon in the United States prior to the expiration of the rod and applicator patents. See Note 18 “Contingencies—Patent Litigation” to the Consolidated Financial Statements in this 2025 Form 10-K for additional information.

Our business and results of operations continue to be adversely impacted by the LOE of Atozet, which was our second largest product, and if we do not obtain an additional period of new clinical investigation exclusivity for Nexplanon for the five-year indication, our business could also suffer negative financial impacts. See Item 1. “Business— Products” and “—Intellectual Property” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Trends Affecting Our Results of Operations” for details, including the patent protection for certain of our marketed products.

We depend on our patent rights for the marketing of certain of our products, and invalidation or circumvention of our patent rights would adversely affect our business.

Patent protections are important to the marketing and sale of certain of our products, particularly certain of our women’s health products, as such protection provides market exclusivity.

Even if we succeed in obtaining patents covering our products, third parties or government authorities may challenge or seek to invalidate or circumvent our patents and patent applications. It is important for our business to successfully defend the patent rights that provide market exclusivity for our products. We are involved in patent disputes relating to challenges to our patents or claims by third parties of infringement against their patents. We defend our patents both within and outside the United States, including by filing claims of infringement against other parties. In particular, manufacturers of generic pharmaceutical products from time to time file abbreviated new drug applications with the FDA seeking to market generic forms of our products prior to the expiration of relevant patents owned or licensed by them. Patent litigation and other challenges to our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third-party patents may prevent us from marketing and selling a product in a particular geographic area, negatively affecting our business and results of operations.

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

We are currently subject to a number of laws and regulations and, in the future, we will likely become subject to new laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition or prospects. The compliance-related costs and penalties may be particularly significant with respect to healthcare reform and related initiatives, including: additional mandatory discounts or fees; new laws, regulations and judicial decisions affecting pricing, reimbursement, and market access or marketing within or across jurisdictions; new and increasing data privacy regulations and enforcement, particularly in the EU, the UK, the United States and China; legislative mandates or preferences for local manufacturing of our products; and emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals and healthcare organizations. In addition, we are and may in the future become subject to changing environmental regulations; new laws and regulations addressing human rights and environmental matters in direct operations as well as in the supply chain and in some downstream users; and importation restrictions, embargoes and trade sanctions. Any of the foregoing may, individually or in the aggregate, have a material impact on our business.

Due to our global operations, we are subject to anti-corruption laws and regulations, in the United States and internationally, including but not limited to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other applicable U.S. and non-U.S. anti-bribery and corruption laws. Failure to comply with such laws could result in material civil or criminal sanctions or other adverse consequences. We engage third parties outside the United States, to sell our products and to obtain necessary permits, licenses, patent registrations and other regulatory approvals of jurisdictions. We can be held liable for the corrupt or other illegal activities of our third-party contractors, even if we do not explicitly authorize or have actual knowledge of such activities.

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

We may experience difficulties or delays or incur unforeseen difficulties, delays and expenses in connection with the manufacturing of certain of our products.

We currently rely on single contract manufacturers and/or sole sources of supply for many of our products. On occasion, we or our suppliers and other manufacturing partners have experienced, and may in the future experience, difficulties or delays in connection with manufacturing our products that may lead to increased costs, such as: failure to comply with applicable regulations and quality assurance guidelines; delays related to the construction of new facilities or the expansion of existing facilities; delays related to the supply of key ingredients or other components of our products; increased costs of key materials, packaging or operational procedures; difficulties obtaining materials of adequate quality and quantity and other manufacturing or distribution problems, including, but not limited to, changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements and changes in types of products produced and physical limitations that could impact supply. In addition, we could experience difficulties or delays in manufacturing our products caused by natural disasters, such as hurricanes and wildfires, and public health crises and epidemics/pandemics.

We have on occasion, and may in the future, be required to seek a new manufacturer for certain of our products, which may involve substantial costs and delays. It is also difficult to identify a new manufacturer, enter into a new manufacturing and supply agreement with that party, and prepare the new entity to meet the logistical requirements associated with manufacturing our products. In addition, our third-party manufacturers may not perform as agreed, or may terminate their contracts with us, and we may not have adequate or any recourse against such parties to fully mitigate any resulting harm to our business.

Further, the current U.S. presidential administration is also engaged in negotiations with certain pharmaceutical companies to provide relief from certain tariffs in exchange for lower U.S. drug prices and expansions of domestic manufacturing, which could create disruptions in pharmaceutical supply chains, particularly for drugs that, like ours, are manufactured outside the United States.

Any of the foregoing could result in product shortages, lost sales, government agency actions, and reputational harm to us, which could have a material adverse effect on our business, results of operations, or financial condition.

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

We depend on third parties, including other suppliers, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for key aspects of our business, including development, manufacture, distribution, and commercialization of our products (including supplying our products or key ingredients of our products) and support for our IT systems. Reliance on third parties and their systems poses risks, including that the third parties will not comply with applicable legal or regulatory requirements for activities conducted on our behalf or for our benefit and we may be adversely affected if we have indemnification obligations or tax liabilities to Merck under our Separation and Distribution Agreement. We could be subject to penalties that flow to us, require us to undertake costly corrective measures such as recalling product, interrupt our business plans such as by rendering clinical data not usable for regulatory submissions, or other adverse consequences on our business. We may also learn of certain issues after entering into an agreement that were not identified during diligence and may impact the ability to realize the projected business goals of the agreement. We may enter into agreements with third parties in certain jurisdictions, including China, to continue our business operations in compliance with local regulatory requirements. Failure of these third parties to meet their contractual, regulatory and other obligations to us or the development of factors that materially disrupt the relationships between us and these third parties could adversely affect our business. Please see the risk factor above entitled, “We depend on sophisticated software applications and computing infrastructure. Cyberattacks affecting our IT systems could result in exposure of confidential information, the modification of critical data or the disruption of our worldwide operations, including manufacturing and sales operations,” for a description of additional risks relating to our third-party providers that collect, store and transmit large amounts of confidential information.

If we or our third-party suppliers, logistics providers, and manufacturers do not comply with ethical business practices or with related laws and regulations, including relating to AI use, our reputation, business, financial condition, results of operations or prospects could be harmed. Our third-party suppliers’ use of AI that does not comply with ethical standards, industry recognized AI frameworks or related laws and regulations will expose us to various risks including those relating to privacy, cybersecurity, intellectual property, inaccuracy of data, exposure of our confidential information, producing bias outcomes and overreliance on AI by those third-party suppliers without human oversight.

Our reputation and our clients’ and customers’ willingness to purchase our products depend in part on our and our suppliers’, packagers’, shippers’, manufacturers, and formulators’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, packagers, shippers, manufacturers, and formulators and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, packagers, shippers, manufacturers, or formulators fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that could harm our reputation, business, financial condition, results of operations or prospects.

The markets for our products, including the women’s health market, may not develop as expected.

Our primary focus on women’s health is a key component of our strategy. Our ability to successfully execute our growth strategy in this area is subject to numerous risks, including:
•changes in U.S. federal funding for clinics that we rely on to purchase our contraceptive products (including Planned Parenthood);
•changes in Medicaid or other reimbursement practices;
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
•changes in judicial decisions, government policy or regulations that could impair or repeal contraception coverage mandates under the ACA or patient access to contraception under state laws, which may affect our product sales, payments to us or impose additional coverage limitations or cost-sharing obligations on our consumers;
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

We rely on our commercialization agreements with Samsung Bioepis, Henlius and Biothera for the successful development and manufacture of our biosimilars products and expect to do so for the foreseeable future.

Our current biosimilars portfolio consists primarily of products developed and manufactured by Samsung Bioepis for which we have worldwide commercialization rights, with certain geographic exceptions specified on a product-by-product basis. Our access rights to each product under our agreement with Samsung Bioepis last for 10 years from each such product’s launch date on a market-by-market basis. See Item 1. “Business—Third-Party Collaboration”. In addition, we are party to a license agreement with Henlius, whereby we have worldwide commercialization rights, in countries except for China (including Hong Kong, Macau and Taiwan) for biosimilar candidates HLX11 referencing Perjeta, and HLX14, referencing Prolia/Xgeva. Lastly, we have acquired U.S. commercialization rights to Tofidence, a biosimilar referencing Actemra, in the United States and rely on supply from Biothera. Our ability to successfully commercialize products in our biosimilars portfolio will depend upon maintaining successful relationships with Samsung Bioepis, Henlius and Biothera. The success of our commercialization activities may also depend, in part, on the performance, operations and regulatory and quality compliance of Samsung Bioepis, Henlius, Biothera and their suppliers, over which we do not have control. A failure by Samsung Bioepis, Henlius, Biothera and/or their suppliers to fulfill their regulatory or quality obligations could lead to a delay in regulatory approval or commercial marketing of HLX11, HLX14 or any of our other biosimilar products. If we fail to achieve the benefits of our collaborations, our business, financial condition, and results of operations could be adversely impacted.

The FDA’s shift toward “radical transparency,” including plans to release future complete response letters promptly after they are issued to sponsors and increase enforcement in advertising and promotion, could have an adverse impact on our business and adversely affect our commercial prospects.

There has been recent regulatory activity and enforcement in the United States stemming from an announced shift by FDA toward “radical transparency” resulting in increased scrutiny and transparency in the pharmaceutical drug space that may impact our business.

In July 2025, the FDA announced a policy shift toward public disclosure of complete response letters issued for drugs that had not been approved. Additionally, in September 2025, the FDA announced that it will release future complete response letters promptly after they are issued to sponsors and the agency released a number of unpublished complete response letters issued since 2024 associated with pending or withdrawn applications. Although the FDA has stated that all released letters will be redacted to remove confidential commercial information, trade secrets, and personal private information, public disclosure of any such letters we may receive could expose detailed information regarding our clinical data, chemistry, manufacturing and controls, or regulatory strategy. Although we have not received a complete response letter and, if we do in the future receive one, we intend to coordinate closely with the FDA to protect proprietary information, there is no assurance that such efforts will be successful or that any inadvertent disclosures will be remedied. Moreover, once published, we may have limited ability to correct or contextualize the FDA’s statements.

Further, in September 2025, HHS and the FDA announced a series of measures to address “Misleading” direct-to-consumer prescription drug (“DTC”) advertisements. The measures include (1) rulemaking to rescind the “adequate provision” requirement, which permits manufacturers to include a general statement of risk alongside a webpage or publication and 1-800 number to access the full product labeling, (2) enhanced enforcement of DTC violations, and (3) expanded oversight of prescription drug advertising on social media. FDA issued letters to every sponsor of an approved drug or biologic directing them to remove any noncompliant advertising and bring all promotion communications into compliance. FDA subsequently issued approximately 100 enforcement letters to companies with purportedly deceptive ads, and continues to issue more. Although we have not received an enforcement letter from FDA relating to our specific advertising and promotional activities, there is no assurance that we will not receive one in the future. We continue to actively monitor the evolving regulatory landscape and follow the marketing regulations required by the governing regulatory authorities in the markets where we operate and work to ensure ongoing access to and education of important medicines and treatments by the patients and healthcare system who rely on them.

Nevertheless, these new policies of radical transparency and increased enforcement could result in unforeseen reputational, operational, financial regulatory and legal consequences for our Company and have the potential to impact our business and how we market our products.

Our global business could be negatively impacted by corporate citizenship and sustainability matters, which are viewed differently by the U.S. presidential administration and certain U.S. states than under various EU frameworks.

We are proud of our corporate citizenship and sustainability efforts. We have disclosed a number of initiatives, including initiatives relating to environmental matters, social investments and governance (often referred to as “ESG” initiatives and programs). The current U.S. federal administration issued an executive order that may discourage diversity, equity and inclusion initiatives in the private sector. Further, this increased focus on ESG issues may result in additional regulations and/or third-party requirements that further restrict certain ESG practices. However, indices used in the EU and globally may still be expected by some governments, contractors and investors. We may face reduced revenue, reputational harm, market restrictions or legal actions if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues.

Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure, reporting, and/or footprint reduction requirements, as well as a variety of voluntary disclosure frameworks and standards. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the growing divergence between jurisdictions. In addition, our processes and controls may not always comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics, or our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Further, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances. Any failure or perceived failure (whether or not valid) to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions.

Our business and operations are subject to risks related to climate change and natural disasters.

We believe that global climate change will continue to present a degree of risk to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, customers, and other business partners, which could cause disruption in our business and operations or increase costs to operate our business. Additionally, increased environmental, social and governance regulations, including to address climate change, may result in increases in our costs to operate our business or restrict certain aspects of our activities. Because the extent and severity of future natural disasters and/or other climate change impacts are unknown, and therefore, the scope of potential impact on our business is difficult to predict, and it may be difficult to adequately prepare for such impact.

Risks Related to Our Common Stock

We cannot guarantee the timing, amount or payment of any dividends on our Common Stock.

While we currently expect that we will continue to pay quarterly cash dividends on our Common Stock, we cannot guarantee the timing, amount or payment of any dividends on our Common Stock. Our ability to pay any dividends will depend on, among other things, our ability to generate adequate cash from operations and to access the capital markets. The timing, declaration, amount and payment of any future dividends to stockholders falls within the discretion of our Board of Directors, subject to Delaware law. The Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, corporate strategy, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board deems relevant. For instance, we have shifted our top capital allocation priority from acquiring businesses and assets to expand our portfolio of products to deleveraging our business, and as a result the Board determined to reduce our regular quarterly dividend by 90% in 2025 in order to preserve such capital to repay outstanding debt. While we are pursuing other paths to deleverage our business, if those efforts are not successful we may need to further reduce or eliminate the dividend.

The price and trading volume of our Common Stock may be volatile, and stockholders could lose all or part of their investment in our Company.

The trading volume and market price of our Common Stock may be volatile. This volatility could negatively impact our ability to raise additional capital or utilize equity as consideration in any acquisition transactions we may seek to pursue, and could make it more difficult for existing stockholders to sell their shares of our Common Stock at a price they consider acceptable or at all. This volatility is caused by a variety of factors, including, among the other risks described in this 2025 Form 10-K:
•our ability to successfully execute our plan to deleverage our business or otherwise reduce our debt level;
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

Volatility in, or lack of performance of, our Common Stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of Common Stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly not appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our Common Stock.

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

Furthermore, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

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

Cybersecurity Governance. Our Audit Committee has primary responsibility for overseeing our risk-management program relating to cybersecurity, although the Board participates in periodic reviews and discussions dedicated to cyber risks, threats, and protections. Our information security and privacy programs provide that the Board receives annual reports from our Chief Information Security Officer and Chief Ethics and Compliance Officer to discuss our program for managing information security risks, including security risks, the risk of cybersecurity incidents and, if applicable, remediation of any potential cybersecurity incidents. The Audit Committee receives regular briefings on both information security and data privacy from the Chief Information Security Officer and Chief Ethics and Compliance Officer, respectively. The Audit Committee receives periodic updates regarding our cybersecurity risk management program, and reports to the Board on the principal risks facing us and the steps being taken to manage and mitigate these risks. Both the Board and the Audit Committee receive periodic reports on our cyber readiness, security controls and our cybersecurity investments. In addition, our directors are apprised of incident simulations and response plans, including for cyber and data breaches.

Our information security program is managed by our Chief Information Security Officer (“CISO”), who leads our enterprise-wide cybersecurity risk management, strategy, policy, standards, architecture, and processes. Our CISO has over 20 years of experience in information technology, including over 10 years in information security. He holds a Bachelors Degree in Electronics Engineering and has served as the chair of the risk and vulnerability working groups at the Health Information Sharing and Analysis Center.

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

Item 2. Properties

Our corporate headquarters is located in Jersey City, New Jersey. We also maintain operational headquarters in Pennsylvania. We own and operate six manufacturing facilities in Campinas, Brazil, Cramlington, UK, Heist, Belgium, Oss, Netherlands, Pandaan, Indonesia and Xochimilco, Mexico. We believe that our facilities are suitable and adequate for our operations and we anticipate that additional suitable space will be available when needed.

Item 3. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, claims or litigation relating to intellectual property, product liability, securities law, breach of contract and tort, or allegations of violation of United States and foreign competition law, labor laws, consumer protection laws and environmental laws and related regulations. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For a discussion of legal matters as of December 31, 2025, please see Note 18 “Contingencies” to our Consolidated Financial Statements included in this 2025 Form 10-K, which is incorporated into this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “OGN.” As of February 17, 2026, there were 60,111 holders of record of our Common Stock. This number does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Dividends

During the fourth quarter of 2025, we paid cash dividends of $0.02 per share. On February 12, 2026, our Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on March 12, 2026, to stockholders of record at the close of business on February 23, 2026.
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

Performance Graph

The following graph compares the cumulative total stockholder returns for the period from June 2, 2021 (the effective date of our spin-off from Merck) to December 31, 2025 for (i) our Common Stock; (ii) the S&P 500 Index (“S&P 500”); (iii) the NYSE Arca Pharmaceutical Index (“DRG”); and (iv) the S&P 600 Small Cap Index (“S&P 600”). The graph assumes an investment of $100 on June 2, 2021 through the last trading day of 2025. The calculation of cumulative stockholder return on our Common Stock, the S&P 500 Index, DRG and the S&P 600 Index include reinvestment of dividends. The performance shown is not necessarily indicative of future performance. Effective October 18, 2023, we were removed from the S&P 500 index and added to the S&P 600 index.

Total Return Performance
$200.00
$150.00
$100.00
$50.00
$—
06/02/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Organon
S&P 500
DRG Index
S&P 600

Equity Compensation Plan Information

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this 2025 Form 10-K, and we may from time to time make other written reports and oral statements, regarding our outlook or expectations for financial, business or strategic matters regarding or affecting us that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, all of which are based on management’s current expectations and are subject to risks and uncertainties which change over time and may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects,” “believes,” “would,” “potentially,” “intends,” “seeks,” “future,” “might,” “likely,” “target,” “predict,” “continue,” “should,” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements include, but are not limited to, statements relating to our growth and acquisition strategies, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from our forward-looking statements. These factors may be based on inaccurate assumptions and are subject to a broad variety of other risks and uncertainties. No forward-looking statement can be guaranteed and actual future results may vary materially. The factors described in Part I, Item 1A. Risk Factors of this 2025 Form 10-K or otherwise described in our filings with the SEC provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

•the impact of tariffs and other trade restrictions or domestic sourcing requirements;
•the impact of our substantial levels of indebtedness;
•our ability to execute on our capital allocation priorities and to deleverage our business;
•expanded brand and class competition in the markets in which we operate;
•difficulties with performance of third parties we rely on for our business growth;
•the failure of any supplier to provide substances, materials, or services as agreed, or otherwise meet their obligations to us;
•the increased cost of supply, manufacturing, packaging, and operations;
•difficulties developing and sustaining relationships with commercial counterparties;
•competition from generic products as our products lose patent protection;
•any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027;
•the continued impact of the September 2024 LOE for Atozet;
•the success of our efforts to adopt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive;
•restructuring or other disruptions at the FDA, the SEC and other U.S. and comparable foreign government agencies;
•difficulties and uncertainties inherent in the implementation of our acquisition strategy or failure to recognize the benefits of such acquisitions;
•pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to or affecting Medicare, Medicaid and healthcare reform, pharmaceutical pricing and reimbursement, access to our products, international reference pricing, including MFN drug pricing, and other pricing related initiatives and policy efforts;
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
•our inability to remediate the material weaknesses in our internal control over financial reporting;
•efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, labeling changes or declining sales;
•delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates;
•reduced research and development investment and increased reliance on fewer research and development programs for new products to generate future revenue and replace existing products that come to the end of their market life cycle;
•future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing healthcare insurance coverage;
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
•our ability to hire and retain a permanent CEO, other members of our senior management, or other key employees;

•changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us;
•volatility of commodity prices, fuel, and shipping rates that impact the costs and/or ability to supply our products;
•uncertainties surrounding matters relating to the Audit Committee investigation and any related investigations, inquiries, claims, proceedings or actions, as described elsewhere in this 2025 Form 10-K; and
•economic factors over which we have no control, including changes in inflation, interest rates, recessionary pressures, and foreign currency exchange rates.

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

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations for the years ended December 31, 2025 and 2024 and should be read in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows. Additionally, this section should be read in connection with Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Original 2024 Form 10-K”), as amended by Amendment No. 1 thereto, filed on November 10, 2025 (“Amendment No. 1” and, together with the Original 2024 Form 10-K, the “Prior Form 10-K”), which are available on the SEC’s website at www.sec.gov. The Prior Form 10-K includes a discussion regarding our financial condition and results of operations for the years ended December 31, 2024 and 2023.

We are a global healthcare company with a primary focus on improving the health of women throughout their lives. We develop and deliver innovative health solutions through a portfolio of prescription therapies and medical devices within our women’s health and general medicines portfolios. We have a portfolio of more than 70 medicines and products across a range of therapeutic areas. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed healthcare providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We operate six manufacturing facilities around the world.

Key Trends Affecting Our Results of Operations

•Generic Competition: Except for Emgality and Vtama, our established brands products are beyond market exclusivity. Although these products continue to represent a valuable opportunity to generate significant operating profit relative to low promotional and development expenses, they are subject to competition from generic versions of these products. For instance, we have been negatively impacted since late 2024 from the LOE for Atozet in France, Spain and Japan, and we expect these impacts to continue in 2026 driven by increased competition and further price erosion. In addition, Nexplanon is the largest brand we commercialize that continues to have market exclusivity; however, in the United States, patents claiming key aspects of the Nexplanon applicator will expire in 2030 and patents for the Nexplanon rod will expire in late 2027. Outside of the United States, we have lost exclusivity in Nexplanon in certain markets beginning in 2025 and will continue to lose market exclusivity in other geographies in the near future. See Note 18 “Contingencies—Other Matters” to the Consolidated Financial Statements in this 2025 Form 10-K.
•Historical Shift Towards Long-Acting Reversible Contraceptives: Daily contraceptive pills are by far the largest contraception market segment, with almost half of all women choosing a hormonal contraceptive electing this particular method. However, the long-acting reversible contraceptives market, including Nexplanon, is expected to continue to be an important and large segment of the overall contraceptive market. Despite an increasingly diverse market of contraception methods (including the over-the-counter birth control pill), payors, providers, and patients continue to believe in the benefits of long-acting and highly effective options such as Nexplanon. Nexplanon is available for prescription under controlled distribution once the healthcare provider has completed a clinical training program (“CTP”) demonstrating safe and effective insertion and removal of Nexplanon. During the recent label update in January 2026, the FDA expanded the duration of use for Nexplanon from three years to five years, and also enhanced the CTP program by adding a Risk Evaluation and Mitigation Strategy (REMS) program, which contains additional proactive measures to certify healthcare providers in the proper insertion and removal of Nexplanon.
•Increased Access to Fertility Solutions: With the global trend toward declining birthrates, governments and payors are implementing favorable policies across major markets that, in turn, improve access to fertility and maternal care.

•Growing Acceptance of Biosimilars: The market for biologics continues to experience strong growth trends. Given the high cost of many of these biologics treatments, biosimilars are a potentially more affordable alternative and represent a significant opportunity for patients, providers, and payors once a biologics product loses patent protection. Moreover, a significant number of biologics are expected to lose exclusivity over the next decade, representing a large opportunity for more biosimilar approvals.
•Increased Competitive Pressures: The markets in which we conduct our business and the pharmaceutical industry in general are highly competitive and highly regulated. Our competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug manufacturers.
•Other Macroeconomic Considerations: Geopolitical developments including changes to the political orientation of the governments in key countries, global trade issues such as tariffs imposed by or on the United States, shifting U.S. federal and state government policies, policies hindering market access, and worsening macroeconomic conditions could impact our business and results of operations and may stress our working capital resources. While tariffs have not, to date, had a material impact on our business, future tariff actions could potentially have a significant effect on our supply chain and operating costs. Regulatory agency developments, including disruptions at the FDA and other agencies, could increase the time needed for review and approval of new drugs and medical devices, potentially impacting our ability to develop new drugs, delaying our product launches and impacting our business operations. Additionally, proposed cuts to Medicaid and changes in federal funding policies could reduce access to healthcare services for low-income individuals. International reference pricing frameworks, including MFN mandates, may further constrain our pricing flexibility and commercial strategy. Voluntary price concessions in certain European markets and increased rebate negotiations across the EU have introduced additional pressure on net pricing and margins. These developments may influence our commercial strategy, constrain pricing flexibility and delay product launches. For additional information, please refer to Item 1A — Risk Factors.

Recent Developments

Business Development

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, we divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain closing adjustments, plus potential earnout payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 employees transferred to Laborie as part of this transaction.

Biogen Inc. (“Biogen”)

In March 2025, we acquired from Biogen the regulatory and commercial rights in the United States for Tofidence, a biosimilar to Actemra2 (tocilizumab), for intravenous infusion. Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arteritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement with Biogen, we paid an upfront payment of $51 million in July 2025, and are obligated to pay tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, we recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

Operating Results

Sales Overview

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
United States	$1,604	$1,572	$1,478	2%	2%	6%	6%
International	4,612	4,831	4,785	(5)	(5)	1	3
Total	$6,216	$6,403	$6,263	(3)%	(3)%	2%	3%

Worldwide sales were $6.2 billion for the year ended December 31, 2025, a decrease of 3%, compared to 2024. Worldwide sales during the year ended December 31, 2025 were positively impacted by approximately $36 million, or approximately 1%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the year ended December 31, 2025, primarily reflect lower sales of:
•Atozet, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific, Latin America and the product launch in China;
•Singulair, primarily attributable to price reductions in China and Japan, as well as lower demand outside of the United States resulting from increased competition and less favorable medical guidelines; and
•Dulera, primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States.

This decrease in the above sales was offset by sales increases for the year ended December 31, 2025 in:
•Vtama, as a result of our acquisition of Dermavant in the fourth quarter of 2024, launch of the atopic dermatitis indication for adults and children two years of age and older in the United States and launch of the topical treatment of plaque psoriasis in adults in Canada in the third quarter of 2025;
•Hadlima, due to sales ramp up since its launch in July 2023 in the United States and a modest increase in demand in Canada and other international markets;
•Emgality, as a result of our acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States; and
•Follistim, due to increased demand in the United States, partially offset by a decrease in demand in China. Comparability of sales for the year ended December 31, 2025, is impacted by a one-time buy-in that occurred in the fourth quarter of 2023. This buy-in, a consequence of exiting our interim operating model agreement with Merck, resulted in a reduction of sales in the first half of 2024.

LOE negatively impacted sales of certain of our products by approximately $197 million during the year ended December 31, 2025, based on the decrease in sales volume compared to 2024. This was primarily driven by the LOE of Atozet in France, Spain and Japan and Rosuzet in Japan. VBP in China had an immaterial impact on our sales during the year ended December 31, 2025. However, we expect VBP to continue to negatively impact our general medicines product portfolio for the next several quarters.

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

Our operations include a portfolio of products. Highlights of the sales of our products for the year ended December 31, 2025 and 2024 are provided below. See Note 5 “Product and Geographic Information” to the Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Nexplanon/Implanon NXT	$921	$963	$830	(4)%	(4)%	16%	17%
NuvaRing	91	115	176	(21)	(23)	(35)	(33)
Marvelon/Mercilon	127	134	134	(5)	(5)	—	2
Follistim AQ	264	237	262	11	11	(10)	(9)
Jada	74	61	43	22	22	40	40

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 4% for the year ended December 31, 2025, compared to 2024, primarily due to decreased demand related to policy related access restrictions and lower physician demand, coupled with increased discount rates in the United States, partially offset by increased demand in Brazil and our institutional business. Nexplanon sales for the year ended December 31, 2024, included an estimated $15 million of sales resulting from the identified sales practices for U.S. wholesalers described in Item 1. Business—Recent Developments. The impact was estimated using average daily sales, inventory levels at the wholesaler and days on hand at the wholesaler. The Company ceased the identified sales practices for U.S. wholesalers, which adversely impacted the full year 2025 sales by $15 million, as inventory levels at the wholesalers were reduced the normalized levels. In January 2026, the FDA approved a supplemental New Drug Application for Nexplanon which extends the duration of use for up to five years, an extension of the previous three-year indication.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 21% for the year ended December 31, 2025, compared to 2024, due to the loss of a customer contract in 2024 and ongoing generic competition, partially offset by favorable discount rates in the United States associated with a new agreement. We expect a continued decline in NuvaRing sales as a result of generic competition.

Worldwide sales of Marvelon and Mercilon, combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, declined 5% for the year ended December 31, 2025, compared to 2024, as a result of decreased demand in the Middle East, partially offset by increased demand in China and increased demand and favorable pricing in Asia Pacific.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 11% for the year ended December 31, 2025, compared to 2024, due to increased demand in the United States, partially offset by a decrease in demand in China. Comparability of sales for the year ended December 31, 2025, is impacted by a one-time buy-in that occurred in the fourth quarter of 2023. This buy-in, a consequence of exiting our interim operating model agreement with Merck, resulted in a reduction of sales in the first half of 2024.

Other Women’s Health

Worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, increased 22% for the year ended December 31, 2025, compared to 2024. The sales increase is due to continued uptake in the United States following the Jada launch in early 2022. In January 2026, we completed the sale of the Jada System to Laborie.

General Medicines

Biosimilars

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Renflexis	$251	$274	$278	(8)%	(8)%	(1)%	(1)%
Hadlima	228	142	44	60	61	224	225
Ontruzant	99	141	155	(30)	(30)	(9)	(9)
Brenzys	80	77	73	4	6	6	6

Renflexis is a biosimilar to Remicade for the treatment of certain autoimmune conditions. Sales declined 8% for the year ended December 31, 2025, compared to 2024, primarily due to competitive pressure and unfavorable discount rates in the United States, partially offset by increased demand in Canada.

Hadlima is a biosimilar to Humira for the treatment of certain autoimmune and autoinflammatory conditions. Sales increased 60% for the year ended December 31, 2025, compared to 2024, due to sales ramp up since its launch in July 2023 in the United States and a modest increase in demand in Canada and Puerto Rico. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. Hadlima is currently approved in the United States, Australia, Canada and Israel.

Ontruzant is a biosimilar to Herceptin for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the year ended December 31, 2025, compared to 2024, declined 30%, due to competitive pressure in the United States, unfavorable pricing and lower tendered volume from Brazil’s Ministry of Health when compared with 2024. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys is a biosimilar to Enbrel for the treatment of certain inflammatory diseases. Sales for the year ended December 31, 2025, compared to 2024, increased 4%, as a result of the timing of tenders in Brazil and increased demand in Asia Pacific. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Established Brands

Cardiovascular

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Atozet	$324	$473	$519	(31)%	(32)%	(9)%	(8)%
Zetia/Vytorin	442	425	451	4	3	(6)	(4)
Cozaar/Hyzaar	219	243	281	(10)	(10)	(14)	(11)

Sales of Atozet, a medicine for lowering LDL cholesterol, declined 31% for the year ended December 31, 2025, compared to 2024, primarily due to LOE in France, Spain and Japan, partially offset by increased demand in Asia Pacific, Latin America and the product launch in China.

Combined global sales of Zetia and Vytorin, medicines for lowering LDL cholesterol, increased 4% for the year ended December 31, 2025, compared to 2024, primarily driven by increased demand in China, partially offset by the decrease in demand and pricing pressure in various international markets.

Combined global sales of Cozaar and Hyzaar, medicines for the treatment of hypertension, declined 10% for the year ended December 31, 2025, compared to 2024, driven by decreased hospital demand in China and decreased demand in Japan.

Respiratory

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Singulair	$252	$359	$404	(30)%	(30)%	(11)%	(8)%
Nasonex	262	276	266	(5)	(7)	4	6
Dulera	153	203	194	(25)	(24)	5	5

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 30% for the year ended December 31, 2025, compared to 2024. This decline was primarily attributable to price reductions in China and Japan, as well as lower demand outside of the United States resulting from increased competition and less favorable medical guidelines.

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 5% for the year ended December 31, 2025, compared to 2024, due to decreased demand and an increase in competitive pressure in various international markets.

Global sales of Dulera, which is also marketed as Zenhale in certain markets outside of the United States, a combination medicine for the treatment of asthma, declined 25% for the year ended December 31, 2025, compared to 2024, primarily due to the loss of a customer contract in the first part of the year combined with increased discount rate pressure in the United States.

Non-Opioid Pain, Bone and Dermatology

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Arcoxia	$265	$270	$257	(2)%	(4)%	5%	7%
Vtama	128	12	—	*	*	*	*
* Calculation not meaningful.

Sales of Arcoxia, a medicine for the treatment of arthritis and pain, declined 2% for the year ended December 31, 2025, compared to 2024, primarily due to decreased demand in Latin America and Asia Pacific, partially offset by increased demand in Russia.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, were $128 million for the year ended December 31, 2025, as a result of our acquisition of Dermavant in the fourth quarter of 2024, launch of the atopic dermatitis indication for adults and children two years of age and older in the United States and launch of the topical treatment of plaque psoriasis in adults in Canada in the third quarter of 2025. We anticipate launching Vtama in certain international markets in 2026 and beyond.

Other

	Year Ended December 31,			% Change	% Change Excluding Foreign Exchange	% Change	% Change Excluding Foreign Exchange
($ in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Emgality	$174	$107	$—	63%	58%	*	*
* Calculation not meaningful.

Sales of Emgality, a medicine for the preventive treatment of migraine, increased 63% for the year ended December 31, 2025, compared to 2024, as a result of our acquisition of the distribution and promotion rights from Lilly in 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cost of sales	$2,903	$2,688	$2,515	8%	7%
Gross profit	3,313	3,715	3,748	(11)	(1)

Selling, general and administrative	1,721	1,760	1,893	(2)	(7)
Research and development	366	469	528	(22)	(11)
Acquired in-process research and development and milestones	6	81	8	(93)	*
Goodwill impairment	301	—	—	*	—
Restructuring costs	95	31	62	*	(50)
Interest expense	504	520	527	(3)	(1)
Exchange losses	14	26	42	(46)	(38)
Other (income) expense, net	(119)	21	15	*	40
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 8% for the year ended December 31, 2025, compared to 2024. Cost of sales for the year ended December 31, 2025, includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $49 million, an impairment charge related to a currently marketed women’s health product of $9 million, estimated unavoidable losses associated with a long-term vendor supply contract of $7 million and amortization of intangible assets of $205 million. Cost of sales for the year ended December 31, 2024 includes amortization of intangible assets of $145 million. In addition, the year ended December 31, 2025 was impacted by increased costs to optimize our manufacturing and supply network. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for further information. Separation costs associated with manufacturing-related headcount reductions during 2025 have been incurred and are reflected in Restructuring costs.

Gross Profit

Gross profit decreased 11% for the year ended December 31, 2025, compared to 2024, due to increased costs to optimize our manufacturing and supply network, the impact of unfavorable pricing, volume and product mix, partially offset by foreign exchange.

Selling, General and Administrative

Selling, general and administrative expenses decreased 2% for the year ended December 31, 2025, compared to 2024, due to lower costs related to the prior year implementation of our Enterprise Resource Planning (“ERP”) system and lower headcount related expenses, offset by increased costs associated with the promotion of our recently acquired products and Nexplanon and an increase in reserves for legal settlements.

Research and Development

Research and development expenses decreased 22% for the year ended December 31, 2025, compared to 2024, primarily due to a decrease in headcount related expenses and a decrease in clinical study activity. During 2025, we discontinued the clinical development programs for investigational candidates OG-6219 and OG-7191.

Acquired In-Process Research and Development and Milestones

For the year ended December 31, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Centergene, due to the evolving fertility landscape in China. For the year ended December 31, 2024, acquired in-process research and development and milestones of $81 million primarily represented the research and development milestones of $70 million for our agreement with Henlius and $10 million for our agreement with Cirqle, which were determined to be probable of being achieved.

Goodwill impairment

For the year ended December 31, 2025, we recognized a $301 million impairment of goodwill which represents the amount by which the carrying value of goodwill exceeded its implied fair value. The goodwill impairment resulted from the decline of the Company’s patent protected products in the U.S. in the fourth quarter for 2025 that it is expected to result in a continuing impact on the products’ future forecast. The goodwill impairment recorded reflects continued pressure on the U.S. reporting unit resulting from lower-than-expected financial performance primarily from our patent-protected products, revised forward-looking projections, adverse geopolitical development market conditions, and uncertainty in the macroeconomic environment. As a result, the U.S. reporting unit is more susceptible to future impairment than the International reporting unit. See Note 11 “Intangibles and Goodwill” to the Consolidated Financial Statements for information on the impairment.

Restructuring Costs

For the year ended December 31, 2025, we incurred restructuring costs of $95 million comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025. For the year ended December 31, 2024, we incurred restructuring costs of $31 million, comprised of headcount-related restructuring expense related to the optimization of our internal operations, primarily within the research and development function.

Interest Expense

Interest expense decreased 3% for the year ended December 31, 2025, compared to 2024, and reflects lower interest rates as a result of refinancing a portion of our long-term debt in the prior year and the repurchase and cancellation of approximately $419 million of the 2031 Notes during the second and fourth quarters of 2025 combined with lower reference rates on our variable rate debt, offset by interest related to the debt acquired as part of the Dermavant acquisition and previously unamortized debt issuance fees of approximately $3 million associated with the repurchase and cancellation of approximately $419 million of the 2031 Notes.

Exchange Losses

Exchange losses decreased 46% for the year ended December 31, 2025, compared to 2024, primarily due to favorable movements in certain foreign currencies relative to the U.S. dollar.

Other (Income) Expense, net

Other (income) expense, net was impacted for the year ended December 31, 2025, by a $69 million pre-tax gain related to the repurchase and cancellation of approximately $419 million of the 2031 Notes and the repayment and termination of the NovaQuest Funding Agreement and the fair value adjustments and $50 million related to the accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts. See Note 12 “Long-Term Debt, Short-Term Borrowings and Leases” to the Consolidated Financial Statements for further details on the repurchase of the 2031 Notes and the NovaQuest Funding Agreement.

Taxes on Income

The effective income tax rates were 56.0% and (7.1)% for the year ended December 31, 2025 and 2024, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. The 2025 effective tax rate was driven higher by a non-deductible goodwill impairment and an investment basis difference on the sale of the Jada System, offset by the favorable impact of a tax amortization benefit. The favorable impact to the 2024 effective tax rate was driven by the reversal of a valuation allowance, the favorable closure of two non-U.S. tax audits and a return to provision adjustment for an entity in Switzerland.

The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based research and development costs, and changes to the taxation of foreign earnings. For 2025, any impact of the OBBBA is immaterial. For 2026 and beyond, we are evaluating the impacts of the OBBBA on our U.S. cash tax liability and income tax provision.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $574 million. We have historically generated and expect to continue to generate positive cash flow from operations.

Working capital is defined as current assets less current liabilities and was $1.96 billion and $1.63 billion as of December 31, 2025 and December 31, 2024, respectively. Working capital was positively impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments; milestone payments; net repayments of debt; and increased inventory associated with the acquisition of the Oss Biotech Site in July 2025.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $217 million and $186 million of our accounts receivable as of December 31, 2025 and December 31, 2024, respectively. See Note 13 “Financial Instruments” to the Consolidated Financial Statements for information on our accounts receivable factoring and related agreements.

Net cash provided by operating activities was $700 million for the year ended December 31, 2025, compared to $939 million for the same period in the prior year due to lower operating income, partially offset by our active cash cycle management.

Net cash used in investing activities was $390 million for the year ended December 31, 2025, compared to $513 million for the same period in the prior year, primarily due to decreased milestone payments and capital spending.

Net cash used in financing activities was $561 million for the year ended December 31, 2025, compared with $368 million for the same period in the prior year, primarily driven by the repurchase and cancellation of $419 million of the 2031 Notes and the payment and termination of the NovaQuest Funding Agreement, partially offset by borrowings on our Revolving Credit Facility, decreased dividend payments in the current year and no debt issuance costs compared to the prior period.

As part of our post-spinoff plan to further optimize our manufacturing and supply network, we will continue to separate our supply chain through planned exits from supply agreements with Merck through 2031. This will enable us to redefine our appropriate sourcing strategy, and move to fit-for-purpose supply chains, while focusing on delivering efficiencies. We anticipate continuing to incur costs associated with this separation, including but not limited to accelerated depreciation, exit premiums and fees, technology transfer costs, stability and qualification batch costs, one-time resourcing costs, regulatory and filing costs, capital investment, and inventory stock bridges.

Contractual Obligations

Our contractual obligations as of December 31, 2025, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations.

Contractual milestones are potential payments based upon the achievement of specified milestones associated with business development transactions. Such milestone payments will only be payable in the event that our collaborative partners achieve contractually defined success-based milestones such as the advancement of the specified research and development programs or the receipt of regulatory approval for the specified compounds or products and/or we reach a sales threshold of the specified compounds or products. The timing of the payments of the contractual milestones are uncertain and the likelihood of achieving the milestones cannot be determined. As of December 31, 2025, total potential payments for contractual milestones are $2.2 billion. Potential amounts to be paid within the next twelve months are $75 million.

Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. As of December 31, 2025, total payments due for purchase obligations are $1.1 billion and extend through 2033. Amounts due within the next twelve months are $298 million.

Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. Our ability to raise new capital or refinance our debt, will depend on the capital markets and our financial condition at such times.

Long-term debt consists of both fixed and variable-rate instruments. As of December 31, 2025, total payments due for debt obligations are $8.7 billion and extend through 2034. Amounts due within the next twelve months are $10 million. Approximately $3.6 billion of notes are scheduled to mature in 2028.

Lease obligations exclude reasonably certain lease renewals that have not yet been executed. As of December 31, 2025, total payments due for lease obligations are $176 million and extend through 2041. Amounts due within the next twelve months are $47 million.

During 2025, we paid cash dividends of $0.34 per share. On February 12, 2026, our Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on March 12, 2026, to stockholders of record at the close of business on February 23, 2026.

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

Critical Accounting Estimates

The audited annual consolidated financial statements are prepared in conformity with U.S. GAAP and, accordingly, include certain amounts that are based on management’s best estimates and judgments. A discussion of accounting estimates considered critical because of the potential for a significant impact on the Consolidated Financial Statements due to the inherent uncertainty in such estimates are disclosed below. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

We continually monitor our provision for aggregate customer discounts. There were no material adjustments to estimates associated with the aggregate customer discount provision in 2025, 2024, or 2023.

Summarized information about changes in the aggregate customer discount accrual related to sales in the United States is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Balance January 1	$480	$504	$385
Provision	3,447	3,024	2,640
Payments (1)	(3,404)	(3,048)	(2,521)
Balance December 31	$523	$480	$504
(1) The year ended December 31, 2024 includes $48 million of liabilities assumed as part of the 2024 Dermavant acquisition.

Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in accounts receivable and accrued and other current liabilities were $111 million and $412 million, respectively, at December 31, 2025, and $100 million and $380 million, respectively, at December 31, 2024.

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

See Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in this 2025 Form 10-K for additional details on our revenue recognition policy.

Contingencies and Environmental Liabilities

We are involved in various claims and legal proceedings of a nature considered normal to our business, including product liability, intellectual property, and commercial litigation, as well as certain additional matters including governmental and environmental matters. See Note 18 “Contingencies” to the Consolidated Financial Statements included in this 2025 Form 10-K. We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

We believe that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on us. Expenditures for remediation and environmental liabilities were $2 million in 2025, and are estimated at $14 million in the aggregate for the years 2026 through 2030. Liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $16 million and $16 million at December 31, 2025 and 2024, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 12 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, we do not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $26 million in the aggregate. We also do not believe that these expenditures should result in a material adverse effect on our financial condition, results of operations or liquidity for any year.

Impairments of Long-Lived Assets, Goodwill and Indefinite-Lived Assets

We assess changes in economic, regulatory and legal conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property, plant and equipment, goodwill and intangible assets. The judgments made in evaluating impairment of long-lived intangibles, goodwill and indefinite-lived intangibles such as in-process research and development (“IPR&D”) can materially affect our results of operations.

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

Long-lived intangibles are initially recorded at fair value, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives. When events or circumstances warrant a review, we will assess recoverability from future operations using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Potential risks leading to impairment could include LOE occurring earlier than expected, competition, pricing reductions, and other macroeconomic changes. Impairments are recognized in operating results to the extent that the carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated future cash flows. We recorded an impairment charge related to a currently marketed women’s health product of $9 million for the year ended December 31, 2025. We did not have impairment charges for the years ended December 31, 2024 and 2023. See Note 11 “Intangibles and Goodwill” to the Consolidated Financial Statements included in this 2025 Form 10-K for additional details on intangibles.

Goodwill and indefinite-lived intangibles are evaluated for impairment each year in the fourth quarter, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value.

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

Our quantitative goodwill impairment analysis relies on projected cash flows and market assumptions. Key assumptions used in projected cash flows include projected revenue growth rates, operating margins, terminal growth rates, and discount rates. These assumptions require significant judgment and are based on our best estimates of future economic and market conditions. A significant decline in forecasted performance, whether due to external economic factors or internal operational challenges, could result in the fair value of either the U.S. or International reporting unit falling below its carrying amount. In such cases, we would be required to recognize a non-cash impairment charge, which could materially impact our financial condition and results of operations. Additionally, we may be required to record impairment charges on goodwill related to a reporting unit if adverse macroeconomic or geopolitical developments materially affect our business outlook. These developments may include, but are not limited to, the implementation of tariffs, changes in trade policies, inflationary pressures, supply chain disruptions, or regulatory changes that reduce forecasts or increase operating costs.

Indefinite-lived intangibles acquired in conjunction with the acquisition of a business are initially recorded at fair value. We evaluate the indefinite-lived intangibles for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors and indicators considered in the assessment include regulatory and status of clinical testing, commercial and competitive landscape, legal and financial considerations for the indefinite-lived intangibles. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. If carrying value is greater than fair value, an impairment charge will be recorded for the difference. We completed the annual impairment test as in the fourth quarter of 2025 and concluded that there was no impairment to indefinite-lived intangibles.

Taxes on Income

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. We establish valuation allowances for our deferred tax assets when the amount of expected future income is not likely to support the use of the deduction or credit. We evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the Consolidated Financial Statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the Consolidated Financial Statements. We recognize interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the consolidated statement of income.

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

Acquisitions

Business combinations are evaluated in order to determine whether transactions should be accounted for as acquisitions of assets or businesses. We make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), we account for the transaction as an asset acquisition. In an asset acquisition, IPR&D with no alternative future use is charged to expense and contingent consideration is not recognized at the acquisition date. Product development milestones are recognized upon achievement and sales-based milestones are recognized when the milestone is deemed probable of being achieved. No goodwill is recorded in an asset acquisition.

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

Pension

Our pension plans are calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets. These significant assumptions are reviewed annually and are disclosed in Note 14 “Pension and Other Postretirement Benefit Plans” to the Consolidated Financial Statements included in this 2025 Form 10-K.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in this 2025 Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely affected by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to forecasted transactions and net assets denominated in the euro, Brazilian real, Swiss franc and Canadian dollar. We established a balance sheet risk management program and a net investment hedge to mitigate against volatility of changes in foreign exchange rates. See Note 13 “Financial Instruments” to the Consolidated Financial Statements included in this 2025 Form 10-K for further information on our risk management.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Organon & Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Organon & Co. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company (i) failing to set an appropriate tone at the top which resulted in violations of the Company’s code of conduct, and (ii) not designing or maintaining effective controls related to providing complete information and appropriate communication between the former CEO and certain senior members of the Company’s U.S. commercial organization and the Company’s disclosure committee and financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Annual Goodwill Impairment Assessment – U.S. Reporting Unit

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s goodwill balance was $4,153 million, of which $921 million relates to the U.S. reporting unit as of December 31, 2025. The Company recorded a goodwill impairment charge of $301 million during the fourth quarter of 2025, which represents the amount by which the carrying value of goodwill exceeded its implied fair value of the U.S. reporting unit’s carrying amount. Goodwill is evaluated for impairment in the fourth quarter each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). Management estimates the fair value of a reporting unit using a discounted cash flow model which relies on projected cash flows and market assumptions. Key assumptions used in projected cash flows include projected revenue growth rates, cost of sales, selling, general and administrative expenses, terminal growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to annual goodwill impairment assessment of the U.S. reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the U.S. reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, cost of sales, selling, general and administrative expenses, terminal growth rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the U.S. reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, cost of sales, selling, general and administrative expenses, terminal growth rate and discount rate. Evaluating management’s assumptions related to revenue growth rates, cost of sales, selling, general and administrative expense and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the U.S. reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

U.S. Rebate Accruals – Medicaid and Managed Care Rebates

As described in Note 2 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued, included in accrued and other current liabilities, for aggregate customer discounts as of December 31, 2025, in the United States was $412 million, of which the majority related to U.S. rebate accruals for Medicaid and Managed Care. These rebate accruals are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. Certain of these discounts are in the form of rebates, which are amounts owed based upon definitive contractual agreements or legal requirements with private sector (Managed Care) and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. Management uses historical customer segment utilization mix, sales, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision.

The principal considerations for our determination that performing procedures relating to U.S. rebate accruals for Medicaid and Managed Care is a critical audit matter are (i) the significant judgment by management when developing these rebate accruals; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to changes to price and historical customer segment utilization mix; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to provisions for U.S. Medicaid and Managed Care rebates. These procedures also included, among others (i) developing an independent estimate of the U.S. rebate accruals for Medicaid and Managed Care by utilizing third-party data on historical customer segment utilization mix in the U.S., changes to price, the terms of the specific rebate programs, and the historical trends of actual rebate claims paid; (ii) comparing the independent estimate to the U.S. rebate accruals for Medicaid and Managed Care recorded by management; and (iii) testing, on a sample basis, actual rebate claims paid for U.S. Medicaid and Managed Care, including evaluating those claims for consistency with the contractual terms of the Company's rebate agreements. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain changes to price used in the Medicaid portion of the accrual.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2026
We have served as the Company's auditor since 2019.

Organon & Co.
Consolidated Statements of Income
($ in millions except shares in thousands and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$6,216	$6,403	$6,263
Cost of sales	2,903	2,688	2,515
Gross profit	3,313	3,715	3,748

Selling, general and administrative	1,721	1,760	1,893
Research and development	366	469	528
Acquired in-process research and development and milestones	6	81	8
Goodwill impairment	301	—	—
Restructuring costs	95	31	62
Interest expense	504	520	527
Exchange losses	14	26	42
Other (income) expense, net	(119)	21	15
Income before income taxes	425	807	673
Income tax expense (benefit)	238	(57)	(350)
Net income	$187	$864	$1,023

Earnings per share:
Basic	$0.72	$3.36	$4.01
Diluted	$0.72	$3.33	$3.99

Weighted average shares outstanding:
Basic	259,495	257,046	255,239
Diluted	260,764	259,152	256,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Statements of Comprehensive Income
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$187	$864	$1,023
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain (loss) and prior service credit, net of amortization	21	(2)	(25)
Cumulative translation adjustment	101	(106)	48
	122	(108)	23
Comprehensive income	$309	$756	$1,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Balance Sheets
($ in millions except shares in thousands and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$574	$675
Accounts receivable (net of allowance for doubtful accounts of $12 in 2025 and $14 in 2024)	1,331	1,358
Inventories (excludes inventories of $236 in 2025 and $215 in 2024 classified in Other assets)	1,406	1,321
Other current assets	1,033	994
Assets held for sale	8	—
Total Current Assets	4,352	4,348
Property, plant and equipment, net	1,303	1,168
Goodwill	4,153	4,680
Intangibles, net	1,130	1,414
Other assets	1,539	1,491
Noncurrent assets held for sale	390	—
Total Assets	$12,867	$13,101

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$16	$20
Trade accounts payable	952	1,153
Accrued and other current liabilities	1,335	1,411
Income taxes payable	85	134
Liabilities held for sale	2	—
Total Current Liabilities	2,390	2,718
Long-term debt	8,628	8,860
Deferred income taxes	57	74
Other noncurrent liabilities	1,008	977
Noncurrent liabilities held for sale	32	—
Total Liabilities	12,115	12,629
Contingencies (Note 18)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 260,316 in 2025 and 257,799 in 2024	3	3
Additional paid-in capital	167	108
Retained earnings	1,109	1,010
Accumulated other comprehensive loss	(527)	(649)
Total Stockholders’ Equity	752	472
Total Liabilities and Stockholders’ Equity	$12,867	$13,101
The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Statements of Stockholders’ Equity
($ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at December 31, 2022	254,370	$3	$—	$(331)	$(564)	$(892)
Net income	—	—	—	1,023	—	1,023
Other comprehensive income, net of taxes	—	—	—	—	23	23
Cash dividends declared on common stock ($1.12 per share)	—	—	—	(295)	—	(295)
Stock-based compensation plans and other	1,256	—	25	59	—	84
Net transfers to Merck & Co., Inc., including Separation Adjustments	—	—	—	(13)	—	(13)
Balance at December 31, 2023	255,626	$3	$25	$443	$(541)	$(70)
Net income	—	—	—	864	—	864
Other comprehensive loss, net of taxes	—	—	—	—	(108)	(108)
Cash dividends declared on common stock ($1.12 per share)	—	—	—	(297)	—	(297)
Stock-based compensation plans and other	2,173	—	83	—	—	83
Balance at December 31, 2024	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	187	—	187
Other comprehensive income, net of taxes	—	—	—	—	122	122
Cash dividends declared on common stock ($0.34 per share)	—	—	—	(88)	—	(88)
Stock-based compensation plans and other	2,517	—	59	—	—	59
Balance at December 31, 2025	260,316	$3	$167	$1,109	$(527)	$752
The accompanying notes are an integral part of these Consolidated Financial Statements.

Organon & Co.
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$187	$864	$1,023
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	156	132	120
Amortization	205	145	116
Impairment of assets	9	—	—
Acquired in-process research and development and milestones	6	81	8
Accretion and changes in fair value in contingent consideration	(50)	11	—
Deferred income tax expense (benefit)	63	(160)	(485)
Stock-based compensation	77	105	101
Unrealized foreign exchange (gain) loss	(21)	(2)	40
Gain on debt repurchase	(73)	—	—
Impairment of Goodwill	301	—	—
Other	87	41	31
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	79	383	(212)
Inventories	(13)	(131)	(230)
Other current assets	(32)	(236)	(10)
Trade accounts payable	(217)	(157)	163
Accrued and other current liabilities	(142)	(101)	102
Income taxes payable	(61)	(65)	16
Other	139	29	16
Net Cash Flows Provided by Operating Activities	700	939	799
Cash Flows from Investing Activities
Capital expenditures	(162)	(175)	(251)
Proceeds from sale of property, plant and equipment	1	4	1
Acquired in-process research and development and milestones	(30)	(71)	(8)
Dermavant acquisition, net of cash acquired	(75)	(166)	—
Purchase of product rights and asset acquisition	(124)	(105)	(2)
Net Cash Flows Used in Investing Activities	(390)	(513)	(260)
Cash Flows from Financing Activities
Proceeds from debt	1,055	1,186	80
Repayments of debt	(1,513)	(1,197)	(338)
Payment of long-term debt issuance costs	—	(38)	—
Employee withholding taxes related to stock-based awards	(15)	(22)	(17)
Dividend payments	(88)	(297)	(294)
Net Cash Flows Used in Financing Activities	(561)	(368)	(569)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	150	(76)	17
Net Decrease in Cash and Cash Equivalents	(101)	(18)	(13)
Cash and Cash Equivalents, Beginning of Period	675	693	706
Cash and Cash Equivalents, End of Period	$574	$675	$693
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Background and Nature of Operations

Organon & Co. (“Organon” or the “Company”) is a global healthcare company with a mission to deliver impactful medicines and solutions for a healthier every day. With a portfolio of over 70 products across women’s health and general medicines, which includes biosimilars, Organon focuses on addressing health needs that uniquely, disproportionately or differently affect women, while expanding access to essential treatments in over 140 countries and territories. The Company sells these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed healthcare providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Company operates six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom (“UK”). Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, the Organon group of companies.

Organon’s operations include the following product portfolios:

•Women’s Health: Organon’s health portfolio of products is sold by prescription primarily in two therapeutic areas: contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring); and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive in a class recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. Organon’s other women’s health products include the Jada® System, which is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. In January 2026 the Company divested the Jada System to Laborie Medical Technologies Corporation (“Laborie”).

•General Medicines: Organon’s general medicines portfolio includes biosimilars and established brands.
•Biosimilars: Organon’s current biosimilars portfolio spans across immunology and oncology related treatments. Organon’s oncology biosimilars: Ontruzant® (trastuzumab-dttb), AybintioTM1 (bevacizumab), Bildyos® (denosumab-nxxp) and Bilprevda® (denosumab-nxxp) have been launched in more than 20 countries. Organon’s immunology biosimilars consist of: BrenzysTM1 (etanercept), Renflexis® (infliximab-abda), Hadlima® (adalimumab-bwwd) and Tofidence® (tocilizumab-bavi). Brenzys, Renflexis, and Hadlima have been launched in five countries. In 2025, Organon launched Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, biosimilars to Prolia2 (denosumab) and Xgeva2 (denosumab), respectively, in the United States. In 2025, Poherdy® (pertuzumab-dpzb) was approved by the U.S. Food and Drug Administration (“FDA”), and the Company is assessing the future commercial launch of this product.
•Established Brands: Organon has a portfolio of established brands, which includes brands in cardiovascular, respiratory, dermatology and non-opioid pain management, including Emgality®2 (galcanezumab-gnlm) and Vtama® (tapinarof) cream 1%. Many brands in the established brands portfolio lost exclusivity years ago and have faced generic competition for some time.

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

Notes to Consolidated Financial Statements
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

The Company continually monitors the provision for aggregate customer discounts. There were no material adjustments to estimates associated with the aggregate customer discount provision in 2025, 2024, or 2023.

Summarized information about changes in the aggregate customer discount accrual related to sales in the United States is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Balance January 1	$480	$504	$385
Provision	3,447	3,024	2,640
Payments (1)	(3,404)	(3,048)	(2,521)
Balance December 31	$523	$480	$504
(1) The year ended December 31, 2024 includes $48 million of liabilities assumed as part of the 2024 Dermavant acquisition.

Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. The accrued balances relative to the provisions for chargebacks and rebates in the United States included in Accounts receivable and Accrued and other current liabilities were $111 million and $412 million, respectively, at December 31, 2025 and $100 million and $380 million, respectively, at December 31, 2024.

Outside of the United States, variable consideration in the form of discounts and rebates is a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. The accrued balances relative to the provision for chargebacks and rebates, based on the terms and nature of the rebate, are included in Accounts receivable and Accrued and other current liabilities. Rebates may also be required based on specific product sales thresholds. The Company applies an estimated factor against its actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale. At December 31, 2025 and 2024, the accrued balances related to the provision for rebates and discounts included in other current liabilities were approximately $180 million and $155 million, respectively.

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

Value Added Tax — The Company’s purchases, sales and intercompany transfers of goods are subject to value added tax (“VAT”) and VAT receivables are recognized for amounts that represent credits against future VAT obligations. VAT receivables included in Other current assets were $102 million and $103 million as of December 31, 2025 and 2024, respectively. VAT payables included in Accrued and other current liabilities were $17 million and $11 million as of December 31, 2025 and 2024, respectively. The related expense is included in the Company’s operating expenses.

Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. The estimated useful lives primarily range from 25 to 40 years for buildings, and from 3 to 15 years for machinery, equipment and office furnishings. Depreciation expense was $156 million in 2025, $132 million in 2024, and $120 million in 2023. Repairs and maintenance costs are expensed as incurred as they do not extend the economic life of an asset.

Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and included in Selling, general and administrative expenses. The Company recorded advertising and promotion expenses of $240 million, $206 million, and $209 million in 2025, 2024 and 2023, respectively.

Goodwill — Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is evaluated for impairment each year in the fourth quarter, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill).

The Company estimates the fair value of a reporting unit using a discounted cash flow model which relies on projected cash flows and market assumptions. Key assumptions used in projected cash flows include projected revenue growth rates, cost of sales, selling, general and administrative expenses, terminal growth rates, and discount rates. These assumptions require significant judgment and are based on best estimates of future economic and market conditions. A significant decline in forecasted performance, whether due to external economic factors or internal operational challenges, could result in the fair value of either the U.S. or International reporting unit falling below its carrying amount. In such cases, the Company would be required to recognize a non-cash impairment charge, which could materially impact our financial condition and results of operations. Additionally, the Company may be required to record impairment charges on goodwill related to a reporting unit if adverse macroeconomic or geopolitical developments materially affect our business outlook. These developments may include, but are not limited to, the implementation of tariffs, changes in trade policies, inflationary pressures, supply chain disruptions, or regulatory changes that reduce forecasts or increase operating costs. See Note 11 “Intangibles and Goodwill” for additional details.

Intangibles — Intangibles include products and product rights and licenses, which are initially recorded at fair value, assigned an estimated useful life, and amortized on a straight-line basis over their estimated useful lives. Licenses include milestone payments made to collaborative partners upon or subsequent to regulatory approval. The estimated useful lives of intangibles range from 5 to 15 years. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows. See Note 11 “Intangibles and Goodwill” for additional details.

Acquired In-Process Research and Development (“IPR&D”) — IPR&D that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Organon will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company evaluates IPR&D for impairment as of October 1 each year, or more frequently if impairment indicators exist and it is more likely than not that the fair value is less than its carrying amount, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. See Note 11 “Intangibles and Goodwill” for additional details.

Notes to Consolidated Financial Statements

Contingent Consideration — For transactions accounted for as a business acquisition, contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in Other expense, net in the Consolidated Statements of Income. Contingent consideration payments made or received soon after the acquisition date are classified as Investing activities in the Consolidated Statements of Cash Flows. Contingent consideration payments not made or received soon after the acquisition date that are related to the acquisition date fair value are reported as Financing activities in the Consolidated Statements of Cash Flows, and amounts paid or received in excess of the original acquisition date fair value are reported as Operating activities in the Consolidated Statements of Cash Flows. For transactions accounted for as an asset acquisition, contingent consideration liabilities that are payable prior to regulatory approval are recognized in Acquired in-process research and development and milestones in the Consolidated Statements of Income when achievement of the milestone is deemed probable. Contingent consideration liabilities that are payable on or after regulatory approval are capitalized as intangible assets when the payments have become probable and amortized to Cost of sales over the remaining useful life of the related intangible assets.

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

Foreign Currency Transaction and Translation — Transactions denominated in a currency other than the entity's functional currency is considered a foreign currency transaction. Foreign currency transactions may produce cash, receivables or payables which are fixed in terms of the amount of foreign currency to be received/paid. A change in exchange rate before settlement between the functional currency and the currency in which the transaction is denominated is included in net income in the period of exchange rate change as Exchange losses. The net assets of international operations where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive loss and reflected as a separate component of equity. For those operations that operate in highly inflationary economies and for those operations where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Exchange losses.

Stock-Based Compensation — Effective June 3, 2021, Organon established the 2021 Incentive Stock Plan (the “Plan”). A total of 42.8 million shares of Common Stock are authorized under the Plan, reflecting an increase of 7.8 million shares approved in the Company’s 2025 Proxy Statement. The plan provides for the grant of various types of awards, including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. See Note 6 “Stock-Based Compensation Plans” for additional details.

Pension and Other Postretirement Benefit Plans — For certain defined benefit plans, the over funded or underfunded status of the plan was recognized as an asset or liability on the consolidated balance sheet. Organon sponsors certain non-U.S. defined benefit pension plans. See Note 14 “Pension and Other Postretirement Benefit Plans” for additional details.

Restructuring Costs — Costs associated with exit or disposal activities are recognized in the period in which they are incurred. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. In accordance with existing benefit arrangements, future employee termination costs to be incurred in conjunction with involuntary separations are accrued when such separations are probable and estimable.

Contingencies and Legal Defense Costs — The Company records accruals for contingencies and legal defense costs expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Notes to Consolidated Financial Statements

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

The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the Consolidated Financial Statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the Consolidated Financial Statements.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income. The Company accounts for the tax effects of the tax on global intangible low-taxed income of certain foreign subsidiaries in the income tax provision in the period the tax arises. The Company and Merck entered into the Tax Matters Agreement in connection with the Separation. See Note 17 “Third-Party Arrangements” for additional details and defined terms.

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

Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. On a quarterly basis, an updated incremental borrowing rate is determined based on the weighted average remaining lease term of each asset class and the Company’s pretax cost of debt for that same term. The updated rates for each asset class are applied prospectively to new leases. The Company does not separate lease components (e.g., payments for rent) from non-lease components (e.g., common-area maintenance costs) in the event that the agreement contains both. The Company includes both the lease and fixed non-lease components for purposes of calculating the lease liability and the related right-of-use asset. See Note 12 “Long-Term Debt, Short Term Borrowings and Leases” for additional details.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates — The presentation of these Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, amounts recorded for contingencies, environmental liabilities, pension and other postretirement benefit plan assumptions, stock-based compensation assumptions, restructuring costs, impairments of long-lived or indefinite-lived assets (including intangible assets and goodwill), investments, and taxes on income. Additionally, estimates are used in acquisitions, including initial fair value determinations of assets and liabilities (primarily IPR&D, intangible assets and contingent consideration), as well as subsequent fair value measurements.

Segments — The Company operates as one operating segment comprised of two reporting units: U.S. and International. Organon is engaged in developing and delivering innovative health solutions through its portfolio of prescription therapies within women's health and general medicines. The Company’s chief operating decision‑maker (the “CODM”) is the Interim Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for our one operating segment based on consolidated net income that is reported on the consolidated statements of income. The Company has also evaluated the significant segment expenses incurred by our single segment and regularly provided to the CODM. The significant segment expenses provided to the CODM are consistent with those reported on the Consolidated Statements of Income and include cost of sales, selling, general and administrative, research and development, interest expense and income

Notes to Consolidated Financial Statements
taxes. The CODM uses these metrics to make key operating decisions such as: approving a new product launch strategy, making significant capital expenditures, approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting capital resource allocation. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this ASU for the fiscal year ended December 31, 2025, on a prospective basis. The adoption of the ASU did not have an impact on the Company’s consolidated financial condition or results of operations. See Note 8 “Taxes on Income” for additional details and defined terms.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the Consolidated Financial Statements. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the effects of this guidance on its related disclosures.

Notes to Consolidated Financial Statements
3. Acquisitions and Licensing Arrangements

2026 Transactions

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, the Company divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain customary closing adjustments, including inventory value, plus potential earnout payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 employees transferred to Laborie as part of this transaction.

In connection with the Jada divestiture, certain related assets and liabilities met the criteria for held for sale classification as of December 31, 2025. The disposal group is measured at the lower of carrying amount or fair value less cost to sell. No impairment was recognized.

Details of asset and liabilities held for sale are as follows:

Inventory	$8
Assets held for sale	$8

Goodwill	$226
Intangible assets, net	164
Noncurrent assets held for sale	$390

Accrued and other current liabilities	$2
Liabilities held for sale	$2

Deferred taxes	$32
Noncurrent liabilities held for sale	$32

2025 Transactions

Biogen Inc. (“Biogen”)

In March 2025, Organon acquired from Biogen the regulatory and commercial rights in the United States for Tofidence. Tofidence, launched in the U.S. market in May 2024, is indicated in certain patients for the treatment of moderately to severely active rheumatoid arthritis, giant cell arteritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis, and COVID-19. Under the terms of the agreement with Biogen, Organon paid an upfront payment of $51 million in July 2025, and is obligated to pay tiered royalty payments based on net sales and tiered annual net sales milestone payments of up to $45 million from a previous in-license arrangement with Bio-Thera Solutions Ltd., the product developer for Tofidence. In the first quarter of 2025, the Company recognized an intangible asset of $51 million, related to the upfront payment to Biogen, which will be amortized over 10 years.

Shanghai Henlius Biotech, Inc. (“Henlius”)

In November 2025, the FDA approved the Biologics License Application for Poherdy 420 mg/14 mL injection for intravenous use, an interchangeable biosimilar to Perjeta2 (pertuzumab), for all indications of the reference product. The Company is assessing the future commercial launch of the product.

In the third quarter of 2025, the FDA approved Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, biosimilars to Prolia and Xgeva, respectively, for all indications of the reference products, and the European Commission granted marketing authorization for Bildyos and Bilprevda. As a result, sales-based milestones related to the Henlius agreement were determined to be probable of being achieved and the Company recognized intangible assets of $30 million related to these milestones. The intangible assets will be amortized over nine years. As of December 31, 2025, Organon paid $20 million related to these milestones.

Notes to Consolidated Financial Statements

In February 2025, Organon paid $10 million related to the milestone for the development of HLX11, an investigational biosimilar of Perjeta, which was recognized as Acquired in-process research and development and milestones in 2024. In March 2025, the European Medicines Agency validated the marketing authorization application for HLX11.

Oss Biotech Site

In July 2025, Organon acquired the Oss Biotech manufacturing facility in the Netherlands from Merck & Co., Inc., Rahway, NJ, U.S. (“Merck”). This agreement covers Organon’s fertility drug substance production and associated support functions. Organon is required to pay aggregate consideration of $25 million, of which $15 million was paid in July 2025 and the remaining $10 million will be paid in the first half of 2026. In addition to the purchase of the facility, the Company also paid $71 million for the purchase of the remaining inventory at the site.

2024 Transactions

Dermavant Sciences Ltd. (“Dermavant”)

On October 28, 2024, Organon acquired Dermavant, a company dedicated to developing and commercializing innovative therapeutics in immuno-dermatology. Dermavant’s novel product, Vtama was approved by the FDA in May 2022 for the topical treatment of mild, moderate, and severe plaque psoriasis in adults. In December 2024, the FDA approved Vtama for the treatment of atopic dermatitis, also known as eczema, in adults and children two years of age and older. Atopic dermatitis is one of the most common inflammatory dermatological conditions in adults, presenting a higher disease burden for women compared to men. The acquisition expanded Organon’s existing portfolio of general medicines.

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

Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $1.025 billion, including: (i) up to $75 million in cash payable upon regulatory approval, and (ii) up to $950 million for the achievements of certain commercial milestones. The fair value of the contingent consideration recognized on the acquisition date was determined using the inputs disclosed in Note 13 “Financial Instruments.” The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.

In the second quarter of 2025, the final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed. The Company did not make any adjustments to the allocation of the consideration since initially reported in the fourth quarter of 2024.

Notes to Consolidated Financial Statements
The following table summarizes the fair values of the assets acquired and liabilities assumed related to the Dermavant acquisition as of the acquisition date:

($ in millions)
Cash and cash equivalents	$31
Accounts receivable	46
Inventories	97
Other assets	36
Intangibles	672
Long-term debt	(258)
Other liabilities	(108)
Deferred income taxes	(12)
Total identifiable net assets	504
Goodwill	77
Purchase Consideration	$581

The carrying values of cash and cash equivalents, accounts receivables, raw materials inventory, other assets and other liabilities represented their fair values at the date of acquisition.

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

The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

($ in millions)	Fair Value	Estimated Useful Life (in years)
Currently marketed products - products and product rights:
Vtama - Plaque Psoriasis	$216	11
Indefinite life - acquired IPR&D:
Vtama - Atopic Dermatitis (1)	395	N/A
Vtama - International	61	N/A
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

The fair value measurement of contingent consideration arising from business combinations was determined via a probability-weighted cash flows using a Monte Carlo simulation model which was then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows.

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

Notes to Consolidated Financial Statements
During the fourth quarter of 2024, the regulatory milestone related to the atopic dermatitis indication of Vtama, which was recorded as part of contingent consideration at fair value, was achieved and recorded in Accrued and other current liabilities.

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

Notes to Consolidated Financial Statements

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

Eli Lilly (“Lilly”)

In December 2023, Organon announced an agreement with Lilly to become the sole distributor and promoter of the migraine medicine Emgality in Europe. Lilly will remain the marketing authorization holder and will manufacture the products for sale. Under the terms of the agreement, Organon paid an upfront payment of $50 million upon closing of the transaction in January 2024, and will recognize sales-based milestones when the achievement is deemed probable. In the first quarter of 2024, the Company recognized an intangible asset of $220 million, comprised of the $50 million upfront payment and $170 million of sales-based milestones that were deemed probable. The intangible asset will be amortized over 10 years.

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

As of December 31, 2025, Organon has $50 million accrued in Accrued and other current liabilities and $190 million accrued in Other noncurrent liabilities related to the probable sales-based milestones. In January 2025, the Company paid $20 million related to the milestones.

Cirqle Biomedical (“Cirqle”)

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

Notes to Consolidated Financial Statements
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2023
Net income	$187	$864	$1,023

Basic weighted average number of shares outstanding	259,495	257,046	255,239
Stock awards and equity units (share equivalent)	1,269	2,106	1,031
Diluted weighted average common shares outstanding	260,764	259,152	256,270

EPS:
Basic	$0.72	$3.36	$4.01
Diluted	$0.72	$3.33	$3.99

Anti-dilutive shares excluded from the calculation of EPS	12,641	8,363	9,025

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units, and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Consolidated Financial Statements
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Year Ended December 31,
	2025			2024			2023
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int'l	Total
Women’s Health
Nexplanon/Implanon NXT	$610	$311	$921	$672	$291	$963	$572	$257	$830
Follistim AQ	112	152	264	84	152	237	125	136	262
NuvaRing	19	72	91	39	75	115	90	86	176
Ganirelix Acetate Injection	12	89	101	20	89	109	—	134	134
Marvelon/Mercilon	—	127	127	—	134	134	19	91	110
Jada	73	1	74	60	1	61	43	—	43
Other Women’s Health (1)	65	109	174	56	104	158	48	101	147
General Medicines
Biosimilars
Renflexis	183	69	251	219	55	274	234	43	278
Hadlima	166	62	228	104	38	142	17	26	44
Ontruzant	15	84	99	29	112	141	46	109	155
Brenzys	—	80	80	—	77	77	—	73	73
Other Biosimilars (1)	17	16	33	—	28	28	—	43	43
Established Brands
Cardiovascular
Atozet	—	324	324	—	473	473	—	519	519
Zetia	5	337	342	7	310	317	8	314	322
Cozaar/Hyzaar	8	211	219	9	234	243	10	272	281
Vytorin	4	96	100	6	102	108	6	124	129
Rosuzet	—	24	24	—	49	49	—	70	70
Other Cardiovascular (1)	3	124	126	2	130	133	2	136	139
Respiratory
Singulair	8	244	252	9	350	359	11	393	404
Nasonex	—	261	262	—	276	276	—	266	266
Dulera	113	39	153	162	42	203	156	38	194
Clarinex	2	121	123	3	125	127	5	132	136
Other Respiratory (1)	42	12	52	38	13	53	49	14	64
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	265	265	—	270	270	—	257	257
Fosamax	2	141	143	3	147	151	3	156	159
Diprospan	—	150	150	—	139	139	—	91	91
Vtama	111	17	128	10	1	12	—	—	—
Other Non-Opioid Pain, Bone and Dermatology (1)	16	285	301	19	279	295	14	261	275
Other
Propecia	6	112	118	6	105	111	7	118	125
Emgality	—	174	174	—	107	107	—	—	—
Proscar	1	96	97	1	94	95	1	96	97
Other (1)	10	327	338	14	314	328	13	308	319
Other (2)	1	80	82	—	115	115	(1)	121	121
Revenues	$1,604	$4,612	$6,216	$1,572	$4,831	$6,403	$1,478	$4,785	$6,263
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.

Notes to Consolidated Financial Statements
Revenues by geographic area where derived are as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Europe and Canada	$1,618	$1,763	$1,673
United States	1,604	1,572	1,478
Asia Pacific and Japan	1,000	1,050	1,129
China	829	847	864
Latin America, Middle East, Russia, and Africa	1,072	1,034	965
Other (1)	93	137	154
Revenues	$6,216	$6,403	$6,263
(1) Includes manufacturing sales to third parties.

As of December 31, 2025, approximately 75% of the Company’s long-lived fixed assets are located in Europe and Canada, and 17% are in the United States. The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

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

Stock-based compensation expenses incurred by the Company were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Stock-based compensation expense recognized in:
Cost of sales	$14	$17	$17
Selling, general and administrative	49	70	68
Research and development	14	18	16
Total	$77	$105	$101

Income tax benefits	$16	$22	$21

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

In 2025 and 2024, the historical component of expected volatility is based on the historical monthly price changes of Organon and implied volatility of Organon. In 2023, due to the lack of trading history of Organon’s stock at the time of valuation efforts, the historical component of expected volatility is based on historical monthly price changes of a combination of the peer group within the industry and Organon’s historical monthly price changes. The expected term represents the amount of time that options granted are expected to be outstanding based on historical and forecasted exercise behavior.

The fair value of options granted was determined using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	7.41%	6.00%	4.82%
Risk-free interest rate	4.08	4.12	3.56
Expected volatility	40.25	41.02	42.30
Expected life (years)(1)	5.89	5.89	5.89
(1)The expected term was estimated using the historical option‑exercise and settlement patterns, supplemented by a midpoint‑based assumption applied to awards meeting a one‑year post‑grant eligibility filter.

A summary of the equity award transactions for the year ended December 31, 2025 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	6,948	$29.44	$7.70	8,590	$20.28	1,121	$28.44
Granted/Issued	2,587	14.89	3.03	7,204	13.42	263	19.49
Vested/Exercised	—	—	—	(3,744)	22.05	(209)	35.54
Forfeited/Cancelled	(2,016)	18.77	4.33	(2,334)	16.92	(586)	26.72
Outstanding as of December 31, 2025	7,519	$27.30	$6.99	9,716	$15.35	589	$23.61

Notes to Consolidated Financial Statements
The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	7,372	$27.30	$—	6.24	5,321	$31.78	$—	5.16
RSUs	9,070		70	1.89
PSUs	181		1	1.65

The amount of unrecognized compensation costs as of December 31, 2025 was $111 million, which will be recognized in operating expense ratably over the weighted average vesting period of 1.88 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	December 31, 2025	December 31, 2024
Beginning balance	$14	$61
Severance & severance related costs	95	31
Cash payments and other	(101)	(78)
Ending balance	$8	$14

The Company anticipates that there could be additional restructuring activities during 2026.

Notes to Consolidated Financial Statements
8. Taxes on Income

The following table presents the reconciliation of the federal statutory rate to the actual effective rate by percent per the updated requirements of ASU 2023-09:

	Year Ended December 31,
	2025
($ in millions)	Amount	Tax Rate
U.S. Federal Statutory Tax Rate	$89	21.0%
Foreign Tax Effects
Switzerland
Statutory tax rate difference between Switzerland and United States	(72)	(17.0)
Other	(3)	(0.6)
Netherlands
Statutory tax rate difference between Netherlands and United States	22	5.2
Innovation incentive benefit	(51)	(12.1)
Domestic minimum top-up tax	8	2.0
Other	(1)	(0.2)
Singapore
Statutory tax rate difference between Singapore and United States	2	0.5
Nondeductible expense	12	2.8
Other	(1)	(0.2)
Other Foreign Jurisdictions	17	3.9
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	62	14.5
Subpart F Income	7	1.7
Other	3	0.6
Tax Credits	(3)	(0.8)
Changes in Valuation Allowances	44	10.4
Nontaxable or Nondeductible Items
Goodwill Impairment	63	14.8
Contingent Consideration	(9)	(2.0)
Other	7	1.7
Changes in Unrecognized Tax Benefits	45	10.6
Other Adjustments
Tax amortization benefit	(25)	(6.0)
Investment basis difference on the sale of the Jada System	20	4.6
Other	2	0.6
Effective Tax Rate	$238	56.0%

Notes to Consolidated Financial Statements
Prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024		2023
($ in millions)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$169	21.0%	$141	21.0%
Differential arising from:
Foreign earnings	(79)	(9.7)	(91)	(13.6)
Tax settlements	(14)	(1.8)	(13)	(1.9)
Amortization of intangible assets	—	—	(686)	(102.0)
State taxes	—	—	(5)	(0.8)
Global Intangible Low-Taxed Income	62	7.7	54	8.0
Interest expense disallowance	11	1.3	46	6.8
Valuation allowance	(208)	(25.8)	208	30.9
Other	2	0.2	(4)	(0.6)
	$(57)	(7.1)%	$(350)	(52.2)%

As a result of the Tax Cuts and Jobs Act (“TCJA”), the Company has made a determination it is no longer indefinitely reinvested with respect to a majority of its previously taxed undistributed earnings from foreign subsidiaries and provided for a deferred tax liability for withholding taxes due upon future remittances, net of certain foreign income tax credits. As of December 31, 2025 and 2023, the deferred tax balance was $2 million and $4 million, respectively. As of December 31, 2024, there was no deferred tax balance.

The tax effects of foreign earnings in the tax rate reconciliation above primarily reflect the effects of operations in jurisdictions with different tax rates than the United States thereby yielding a favorable impact on the effective tax rate compared with the U.S. statutory rate of 21%. The favorable impact is primarily attributable to a reduced tax rate arrangement that was agreed to in Switzerland for an active legal entity

The effective income tax rates were 56.0%, (7.1)% and (52.2)% for 2025, 2024 and 2023, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense.

The 2025 effective tax rate was driven higher by a non-deductible goodwill impairment and an investment basis difference on the sale of the Jada System, offset by the favorable impact of a tax amortization benefit. In the third quarter of 2024, the Swiss tax authority confirmed to the Company the applicable useful life of an existing tax asset. As a result, the Company has now concluded it is more likely than not it will utilize the entirety of the tax asset. As such, the Company released a $210 million related valuation allowance. In the fourth quarter of 2023, $476 million tax benefit was recorded, comprised of a gross benefit of $686 million, net of a $210 million valuation allowance, resulting from the termination of a tax arrangement in Switzerland.

Income before taxes consisted of:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Domestic	$(793)	$(479)	$(554)
Foreign	1,218	1,286	1,227
	$425	$807	$673

Notes to Consolidated Financial Statements
Taxes on income consisted of:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Current provision
Federal	$32	$32	$47
Foreign	143	71	87
State	—	—	1
	$175	$103	$135
Deferred provision
Federal	$19	$(58)	$(52)
Foreign	45	(102)	(428)
State	(1)	—	(5)
	$63	$(160)	$(485)
	$238	$(57)	$(350)

Deferred income taxes at December 31 consisted of:

	December 31,
	2025		2024
($ in millions)	Assets	Liabilities	Assets	Liabilities
Product intangibles and licenses	$862	$—	$841	$—
Inventory related	—	22	—	18
Reserves and allowances	53	—	43	—
Accrued expenses	9	—	6	—
Accelerated depreciation	—	51	—	34
Unremitted foreign earnings	—	8	—	5
Right of use asset	31	—	33	—
Lease liability	—	31	—	33
Interest expense limitation carryforward	136	—	102	—
Compensation related	15	—	20	—
Hedging	7	—	—	74
Outside basis difference	—	20	—	—
Net operating losses and other tax credit carryforwards	229	—	224	—
Other	28	—	28	—
Subtotal	$1,370	$132	$1,297	$164
Valuation allowance	(310)	—	(261)	—
Total deferred taxes	$1,060	$132	$1,036	$164
Net deferred income taxes	$928		$872
Recognized as:
Other Assets	$985		$946
Deferred Income Taxes		$57		$74

As of December 31, 2025, the Company had U.S. federal and state tax credit carryforwards of $16 million, which will expire at various times through 2040. The Company has state net operating loss carryforwards of $48 million which will expire at various times through 2045 and foreign net operating loss carryforwards of $1.2 billion, which will expire at various times through 2032. The Company also has state and foreign loss carryforwards of $164 million that have no expiration.

Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$(261)	$(309)	$(52)
Additions charged to expense	(59)	(24)	(257)
Reductions charged to expense	11	211	—
Foreign currency translation	(1)	8	—
Acquisition related	—	(147)	—
Ending balance	$(310)	$(261)	$(309)

The Company has recognized $229 million and $224 million of deferred taxes on net operating loss (“NOL”) carryforwards in multiple jurisdictions as of December 31, 2025 and 2024, respectively. Valuation allowances of $310 million have been established on $170 million of foreign deferred tax assets and $140 million of U.S. deferred tax assets. The additions charged to expense are related to the U.S. disallowed interest expense carryforward. The reductions charged to expense of $11 million is primarily due to the $11 million release of a valuation allowance established on net operating losses, which expired in 2025. The remaining $1 million change is related to currency translation on certain non-US valuation allowances whose functional currencies are not the US dollar.

Income taxes paid consist of:

Year Ended December 31,
($ in millions)	2025
Federal	$10
State	—
Foreign
Netherlands	146
Switzerland	47
Canada	21
Other	$63
Income Taxes Paid	$287

Income taxes paid in 2024 and 2023, $293 million and $135 million, respectively.

As of December 31, 2025 and 2024, the Company deferred the income tax consequences resulting from intra-entity transfers of inventory totaling $585 million and $509 million, respectively. These amounts are reflected in Other current assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Balance January 1	$121	$115	$93
Additions related to current year tax positions	34	31	32
Additions related to prior year tax positions	5	7	7
Reductions for tax positions of prior years	—	(5)	(8)
Settlements	—	(27)	(7)
Lapse of statute of limitations	—	—	(2)
Balance December 31	$160	$121	$115

Notes to Consolidated Financial Statements
If the Company were to recognize the unrecognized tax benefits of $160 million, at December 31, 2025, the income tax provision would reflect a favorable net impact of $160 million.

In 2024 and 2023, foreign tax authorities concluded their examinations of certain foreign income tax returns. As a result, the Company reflected a payment of $27 million and $7 million in the consolidated financial statements in 2024 and 2023, respectively. A corresponding reduction in reserves of $27 million and $15 million were also reflected in 2024 and 2023, respectively, for unrecognized tax benefits for tax positions relating to the years that were under examination.

Interest and penalties associated with uncertain tax positions resulted in an expense of $12 million in 2025, a benefit of $15 million in 2024 and an expense of $3 million in 2023. These amounts reflect the beneficial impacts of various tax settlements. Liabilities for accrued interest and penalties were $30 million and $20 million as of December 31, 2025 and 2024, respectively.

Various foreign tax examinations are in progress and for these jurisdictions, income tax returns are open for examination for the period 2008 through 2025.

9. Inventories

Inventories consisted of:

($ in millions)	December 31, 2025	December 31, 2024
Finished goods	$751	$764
Raw materials	14	25
Work in process	791	675
Supplies	81	79
Total (approximates current cost)	$1,637	$1,543
Increase (Decrease) to last in, first out (“LIFO”) costs	5	(7)
	$1,642	$1,536
Recognized as:
Inventories	$1,406	$1,321
Other assets	236	215

Inventories valued under the LIFO method	114	133

In connection with the Jada divestiture in January 2026, $8 million of inventory was reclassified to Assets held for sale on the Consolidated Balance Sheet as of December 31, 2025.

As part of the Dermavant acquisition in 2024, the Company acquired $97 million of inventory, which included a $63 million purchase accounting inventory fair value adjustment. As of December 31, 2025 and December 31, 2024, there was $7 million and $56 million, respectively, remaining in inventory related to the fair value adjustment.

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

As of December 31, 2025, total inventory purchase obligations are $947 million and extend through 2033. Inventory purchase obligations due within the next twelve months amount to $240 million.

During 2025, the Company recorded $7 million due to estimated unavoidable losses associated with a long-term vendor supply contract. The charge was recognized as a component of Cost of sales.

Notes to Consolidated Financial Statements
10. Property, Plant and Equipment

($ in millions)	December 31, 2025	December 31, 2024
Land	$15	$12
Buildings	850	721
Machinery, equipment and office furnishings	1,388	1,209
Construction in progress	289	286
Less: accumulated depreciation	(1,239)	(1,060)
Property, Plant and Equipment, net	$1,303	$1,168

11. Intangibles and Goodwill

Intangibles consists of:

	December 31, 2025			December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Products and product rights	$24,687	$23,981	$706	$24,917	$23,936	$981
Licenses	653	263	390	564	192	372
Acquired IPR&D	34	—	34	61	—	61
	$25,374	$24,244	$1,130	$25,542	$24,128	$1,414

As of December 31, 2024, net intangibles include $61 million of indefinite lived Acquired IPR&D related to Vtama. See Note 3 “Acquisitions and Licensing Arrangements” for further information. During the year ended December 31, 2025, $27 million of Acquired IPR&D related to Vtama was transferred to product and product rights.

The Company recorded an impairment charge related to a currently marketed women’s health product of $9 million for the year ended December 31, 2025. The Company did not have impairment charges for the year ended December 31, 2024.

Aggregate amortization expense recorded within Cost of sales was $205 million in 2025, $145 million in 2024 and $116 million in 2023.

The estimated aggregate future amortization expense is as follows:

($ in millions)
2026	$184
2027	127
2028	119
2029	114
2030	110
Thereafter	442

Notes to Consolidated Financial Statements
The following table summarizes the changes in goodwill:

($ in millions)				Total
Beginning balance January 1, 2024				$4,603
Additions (1)				77
Ending balance December 31, 2024				$4,680
(1) Relates to the Dermavant acquisition. See Note 3 “Acquisitions and Licensing Arrangements” for further information.

	Organon	U.S.	International	Total
Beginning balance January 1, 2025	$4,680	$—	$—	$4,680
Transfers	(4,680)	1,448	3,232	—
Additions	—	—	—	—
Assets held for sale (1)	—	(226)	—	(226)
Impairment	—	(301)	—	(301)
Ending balance December 31, 2025	$—	$921	$3,232	$4,153
(1) In connection with the Jada divestiture in January 2026, the Company determined that $226 million of Goodwill met the criteria for held for sale classification as of December 31, 2025. See Note 3 “Acquisitions and Licensing Arrangements for further information.”

Following a change in executive leadership in the second quarter, the Company reassessed its segment reporting structure and determined that it operates as one operating segment comprised of two reporting units: U.S. and International. In conjunction with the segment assessment in the second quarter, the Company performed an impairment analysis and determined there was no impairment.

In the fourth quarter of 2025, the Company performed their impairment assessment and determined that the fair value of the U.S. reporting unit was below its carrying value, indicating that goodwill was impaired. The goodwill impairment resulted from the decline of the Company’s patent protected products in the U.S. in the fourth quarter for 2025 that is expected to result in a continuing impact on the products’ future forecast. The decline in fair value reflects continued pressure on the U.S. reporting unit resulting from lower-than-expected financial performance primarily from our patent-protected products, revised forward-looking projections, adverse geopolitical development market conditions, and uncertainty in the macroeconomic environment.

Accordingly, the Company recorded a goodwill impairment charge of $301 million during the fourth quarter of 2025, which represents the amount by which the carrying value of goodwill exceeded its implied fair value, or 11.7% of the reporting unit’s carrying amount. The impairment charge is included in Goodwill impairment in the Consolidated Statements of Income and resulted in a corresponding reduction of Goodwill.

The U.S. reporting unit that was impaired as of the fourth quarter 2025 impairment test was written down to its respective fair value, resulting in zero excess fair value over carrying amount. The U.S. reporting unit had an aggregate goodwill carrying amount of $921 million after the impairment change and therefore any adverse changes to the key assumptions or operating results could result in additional impairment charges. The international reporting unit had less than 20% fair value over carrying amount with an aggregate goodwill carrying amount of $3.2 billion. As a result, the U.S. reporting unit is more susceptible to future impairment than the International reporting unit.

In estimating the fair value of the U.S. and International reporting units, management utilized several key assumptions. This includes a discount rate of 13.5% and 15%, respectively, and a long term growth rate of 0% for both reporting units. Changes in these assumptions could materially affect the estimated fair value of the U.S. reporting unit and result in additional impairment in future periods.

Notes to Consolidated Financial Statements
12. Long-Term Debt, Short-Term Borrowings and Leases

Long-term debt and short-term borrowings consist of the following:

($ in millions)	December 31, 2025	December 31, 2024
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,543	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€717 million in 2025 and €724 million in 2024)	843	755
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,470	1,304
5.125% notes due 2031	1,582	2,000
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	179	165
NovaQuest Funding Agreement	—	103
Other borrowings	8	7
Other (discounts and debt issuance costs)	(81)	(97)
Total principal long-term debt and short-term borrowings	$8,644	$8,880
Less: Current portion of long-term debt and short-term borrowings	16	20
Total Long-term debt, net of current portion	$8,628	$8,860
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of December 31, 2025, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its 2024 acquisition of Dermavant is $156 million.

Senior Credit Agreement

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

Interest payments on the Term Loans are due monthly or quarterly, depending on the interest period selected. Principal payments on the Term Loans were based on 0.25% of the original principal amount outstanding on the closing date of the Senior Credit Agreement and due on the last business day of each March, June, September and December, commencing with the last business day of September 2021 (the “Principal Payments”). These Principal Payments are reduced by the amount of any prepayments. As a result of discretionary prepayments, the quarterly Principal Payments on the U.S. Dollar Term Loans are no longer required. Effective as of the December 20, 2024 closing date of Amendment No. 3, Principal Payments on the Euro Term Loans are based on the principal amount outstanding on the Amendment No. 3 effective date, which was €725.6 million. As a result of the prepayment to the Euro Term Loan Facility described below, the next quarterly Principal Payment will not be due until June 30, 2027.

On February 6, 2026, the Company made mandatory prepayments from the proceeds of the Jada System divestiture of $20.4 million on the U.S. Dollar Term Loans and €9.6 million on the Euro Term Loan Facility. Additional mandatory prepayments totaling $55 million are required across the Company’s senior secured notes within 450 days of the January 2026 closing of the Jada System divestiture. The Company expects the remaining net proceeds will be allocated to voluntary prepayments of outstanding debt.

On June 26, 2024, the Company made a discretionary prepayment of $7.5 million on the U.S. Dollar Term Loans.

For the year ended December 31, 2025 the Company had borrowings and repayments on the revolver of $1.1 billion and $1.1 billion, respectively. There were no outstanding balances under the Revolving Credit Facility as of December 31, 2025 or December 31, 2024.

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2025, the Company is in compliance with all financial covenants and no default or event of default has occurred.

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

Notes to Consolidated Financial Statements
related to the 2034 Notes, Amendment No. 2 and Amendment No. 3. Debt issuance costs and discounts are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term on the related debt using the effective interest method.

During the fourth quarter of 2025, the Company repurchased and cancelled $177 million of the Company’s 5.125% notes due in 2031 (“the 2031 Notes”) prior to maturity which resulted in a pre-tax gain on extinguishment of debt of $27 million, recorded in Other (income) expense, net in the Consolidated Statements of Income for the year ended December 31, 2025.

During the second quarter of 2025, the Company repurchased and cancelled $242 million of the Company’s 5.125% notes due in 2031 (“the 2031 Notes”) prior to maturity which resulted in a pre-tax gain on extinguishment of debt of $42 million, recorded in Other (income) expense, net in the Consolidated Statements of Income for the year ended December 31, 2025.

Revenue Interest Purchase and Sale Agreement

In connection with the Dermavant acquisition, Organon assumed a revenue interest purchase and sale agreement (the “RIPSA”) with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Organon is obligated to pay quarterly royalties equal to $1.5 million through 2026. After 2026, quarterly royalties are based on a capped single-digit revenue interest in net sales of Vtama for all dermatological indications in the United States. Aggregate royalty payments under the RIPSA are capped at $344 million.

The RIPSA is accounted for as debt and was initially recognized at fair value of $156 million. Over the term of the arrangement, the effective interest rate will be updated prospectively each reporting period based on the carrying amount of the debt, and the estimated timing and remaining cash flows related to the debt.

Funding Agreement with NovaQuest

In connection with the Dermavant acquisition, Organon assumed the funding agreement with NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”). Under the agreement, Organon was required to make quarterly payments totaling $118 million in aggregate, to be paid through 2028, with payments totaling $6 million in 2025, $21 million in 2026, $57 million in 2027 and $34 million in 2028. The debt was initially recognized at fair value of $102 million.

During the second quarter of 2025, the Company voluntarily repaid and terminated the funding agreement with NovaQuest (the “NovaQuest Funding Agreement”) valued at $103 million. The termination resulted in a pre-tax gain on extinguishment of debt of $4 million, recorded in Other (income) expense, net in the Consolidated Statements of Income for the year ended December 31, 2025.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	December 31, 2025	December 31, 2024
Long-term debt	2	$7,922	$8,354
Long-term debt (RIPSA & NovaQuest)(a)	3	136	268
(a) During the second quarter of 2025, the Company voluntarily repaid and terminated the funding agreement with NovaQuest.

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

The Company made interest payments related to its debt instruments of $463 million for the year ended December 31, 2025. The average maturity of the Company’s long-term debt as of December 31, 2025 is approximately 4.5 years and the weighted-average interest rate on total borrowings as of December 31, 2025 is 4.9%.

Notes to Consolidated Financial Statements
The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $23 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2026	$10
2027	10
2028	3,580
2029	10
2030	21
Thereafter	5,071

Leases

Operating lease costs were $70 million, $63 million and $67 million for the year ended December 31, 2025, 2024, and 2023, respectively.

None of the Company’s lease agreements contain variable lease payments. Sublease income is immaterial and there are no sale-leaseback transactions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Cash paid for amounts included in the measurement of operating lease liabilities was $52 million, $52 million and $56 million for the year ended December 31, 2025, 2024 and 2023, respectively. Operating lease assets obtained in exchange for new operating lease liabilities were $37 million, $25 million and $25 million for the year ended December 31, 2025, 2024 and 2023, respectively, and primarily consists of real estate operating leases. As of December 31, 2025 and 2024, the Company did not have any arrangements that met the criteria for classification as finance leases.

Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	December 31, 2025	December 31, 2024
Assets
Other Assets	$155	$157
Liabilities
Accrued and other current liabilities	40	44
Other Noncurrent Liabilities	116	112
	$156	$156
Weighted-average remaining lease term (years)	4.6	5.2
Weighted-average discount rate	5.5%	5.1%

Maturities of operating lease liabilities as of December 31, 2025 are as follows ($ in millions):

2026	$47
2027	41
2028	35
2029	20
2030	16
Thereafter	17
Total lease payments	$176
Less: Imputed interest	20
$156

Notes to Consolidated Financial Statements
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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	December 31, 2025	December 31, 2024
Other current assets:
Forward contracts	2	$12	$29
Other assets:
Cross-currency swap	2	—	27
Accrued and other current liabilities:
Contingent consideration	3	—	75
Forward contracts	2	11	13
Other noncurrent liabilities:
Contingent consideration	3	269	319
Cross-currency swap	2	82	—

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

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses in the Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses in the Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.7 billion and $1.4 billion as of December 31, 2025 and December 31, 2024, respectively. The cash flows and the related gains and losses from these contracts are reported as Operating activities in the Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €717 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 12 “Long-Term Debt, Short-Term

Notes to Consolidated Financial Statements
Borrowings and Leases” for additional details.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Euro-denominated debt instruments (loss) gain	$(262)	$126	$(84)
Cross-currency swaps (loss) gain	(110)	27	—

The Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Derivative gain in Exchange losses	$(13)	$(22)	(22)
Derivative gain in Interest expense	(10)	(9)	—

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 5.18% to 6.78%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	December 31, 2025
Beginning balance	$394
Accretion and changes in fair value in Other (income) expense, net	(50)
Payment	(75)
Ending balance	$269

Notes to Consolidated Financial Statements
Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $217 million and $186 million of accounts receivable as of December 31, 2025 and December 31, 2024, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable were not material for the year ended December 31, 2025 and 2024.

The Company monitors credit exposures through limits that were established to limit concentration with any single issuer or institution. The majority of the Company’s accounts receivable arise from product sales in the United States, Europe and China and are primarily due from drug wholesalers and retailers, hospitals, government agencies, managed healthcare providers and pharmacy benefit managers. The Company’s customers with the largest accounts receivable balances are McKesson Corporation and Cencora, Inc., which represented approximately 14% and 7%, respectively, of total gross accounts receivable at December 31, 2025. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

14. Pension and Other Postretirement Benefit Plans

Organon pension plans are primarily comprised of plans in Switzerland, Belgium, South Korea, Germany and Italy. The Company uses December 31 as the year-end measurement date for these plans.

Net Periodic Benefit Cost

The net periodic benefit cost for pension plans consisted of the following components:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Service cost	$26	$23	$17
Interest cost	5	5	5
Expected return on plan assets	(7)	(7)	(6)
Net loss amortization	—	—	(1)
Curtailments	—	2	—
Settlements	—	1	—
Net periodic benefit cost	$24	$24	$15

The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net.

Notes to Consolidated Financial Statements
Obligations and Funded Status

Summarized information about changes in plan assets and benefit obligations, the funded status and the amounts recorded is as follows:

($ in millions)	December 31, 2025	December 31, 2024
Fair value of plan assets January 1	$167	$149
Actual return on plan assets	9	14
Company contributions	22	22
Effects of exchange rate changes	22	(9)
Benefits paid	1	(7)
Other	(16)	(2)
Fair value of plan assets December 31	$205	$167
Benefit obligation January 1	$243	$226
Service cost	26	23
Interest cost	5	5
Actuarial (gains) losses	(18)	11
Benefits paid	1	(7)
Effects of exchange rate changes	28	(16)
Other	(21)	1
Benefit obligation December 31	$264	$243
Funded status December 31	$(59)	$(76)
Recognized as:
Other assets	$2	$1
Other Noncurrent liabilities	(61)	(77)

Information related to the funded status of materially significant pension plans is as follows:

($ in millions)	December 31, 2025	December 31, 2024
Pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$253	$233
Fair value of plan assets	192	156
Pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$196	$179
Fair value of plan assets	146	120

Notes to Consolidated Financial Statements
Plan Assets

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	2025				2024
Cash and cash equivalents	$8	$—	$—	$8	$5	$—	$—	$5
Investment funds
Developed markets equities	73	1	—	74	60	3	—	63
Government and agency obligations	48	—	—	48	39	1	—	40
Emerging markets equities	10	—	—	10	7	—	—	7
Other	4	—	—	4	4	—	—	4
Equity income securities
Developed markets equities	—	—	—	—	—	—	—	—
Fixed income securities
Government and agency obligations	—	2	—	2	—	2	—	2
Corporate Obligations	—	1	—	1	—	1	—	1
Other investments
Insurance contracts	—	55	—	55	—	43	—	43
Other	2	1	—	3	1	1	—	2
Plan assets at fair value	$145	$60	$—	$205	$116	$51	$—	$167

The targeted investment portfolio for the Company’s pension plans that are sponsored outside the United States varies based on the duration of pension liabilities and local government rules and regulations. There are no unfunded commitments or redemption restrictions related to these investments.

Expected Contributions

Expected contributions during 2026 are approximately $15 million for the Company’s pension plans.

Expected Benefit Payments

Expected benefit payments are as follows ($ in millions):

2026	2027	2028	2029	2030	Thereafter
$10	$9	$10	$10	$9	$66

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

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net gain (loss) arising during the period	$26	$(4)	$(28)
Net loss amortization or (settlement) included in benefit cost	—	1	(1)

Notes to Consolidated Financial Statements

Actuarial Assumptions

The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining pension plan information are as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net periodic benefit cost
Discount rate	2..41%	2.77%	3.82%
Expected rate of return on plan assets	4.25	4.48	4.44
Salary growth rate	2.77	2.83	2.98
Benefit obligation
Discount rate	2.65	2.41	2.77
Salary growth rate	2.56	2.77	2.83

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

In accordance with the terms of the Employee Matter Agreement, prior to the Separation, Merck continued to provide service crediting to employees that transferred to Organon under Merck’s U.S. defined benefit pension plan, supplemental executive retirement, and retiree medical plans for purposes of early retirement eligibility and subsidies, as well as for certain service crediting bridges. Although Merck is responsible for providing these benefits, Organon recorded the portion of the aggregate incremental cost of providing early retirement subsidies, service crediting bridges, and retiree healthcare benefits under these programs that is attributable to future service. Accordingly, upon Separation, the Company recorded a “grow-in” provision granted to employees transferred to Organon of $50 million, which represented the future service earned with Organon for these transferred employees for the pension and other postretirement benefits. The “grow-in” provision was recorded as an asset and will be expensed over the estimated average service period of eight years since the Separation, in operating expenses. The unamortized balance of the asset is $21 million as of December 31, 2025, of which $15 million is reflected in Other Assets and $6 million is reflected in Other current assets. See Note 17 “Third-Party Arrangements” for additional details and defined terms.

Savings Plan

Organon maintains a defined contribution savings plan in the United States. The Company matches a percentage of employees’ contributions consistent with the provisions of the plan. The Company makes retirement contributions calculated based on a predetermined formula that considers years of service and the employee’s age. Total actual employer contributions to this plan in 2025, 2024 and 2023 were $39 million and $36 million and $39 million, respectively.

As of December 31, 2025 and 2024, the Company had $117 million and $187 million, respectively, in Accrued and other current liabilities of the Consolidated Balance Sheets related to annual compensation.

Notes to Consolidated Financial Statements
15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023, net of taxes	$10	$(574)	$(564)
Other comprehensive (loss) income, pretax	(29)	48	19
Tax	4	—	4
Other comprehensive (loss) income, net of taxes	(25)	48	23
Balance at December 31, 2023, net of taxes	$(15)	$(526)	$(541)

Balance at January 1, 2024, net of taxes	$(15)	$(526)	$(541)
Other comprehensive loss, pretax	(3)	(106)	(109)
Tax	1	—	1
Other comprehensive loss, net of taxes	(2)	(106)	(108)
Balance at December 31, 2024, net of taxes	$(17)	$(632)	$(649)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	26	101	127
Tax	(5)	—	(5)
Other comprehensive income, net of taxes	21	101	122
Balance at December 31, 2025, net of taxes	$4	$(531)	$(527)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of December 31, 2025, there was one remaining potential future regulatory milestone payment of $25 million that remained unpaid under the agreement.

Summarized information related to this collaboration is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Sales	$673	$662	$593
Cost of sales	445	437	406
Selling, general and administrative	73	78	72

Notes to Consolidated Financial Statements

($ in millions)	December 31, 2025	December 31, 2024
Receivables from Samsung included in Other current assets	$—	$30
Payables to Samsung included in Trade accounts payable	94	143

17. Third-Party Arrangements

On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon products into Organon, a new, publicly-traded company (the “Separation”).

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

Agreements that Organon entered into with Merck that govern aspects of Organon’s relationship with Merck following the Separation include:
•Interim Operating Agreements - Merck and Organon entered into a series of interim operating model (“IOM”) agreements, pursuant to which Merck and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products in various jurisdictions prior to the Separation, continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon or its affiliates, while permitting Organon (or Merck, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation and Distribution Agreement, the relevant Merck entity will continue operations in the affected market on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Organon began receiving these economic benefits as of June 2, 2021. Based on the terms of the IOM agreements, the Company determined it is the Principal under these arrangements. Organon holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory. Additionally, Organon has control in pricing, has the ability to direct Merck regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables. As such, Organon recognizes these sales on a gross basis. As of December 31, 2025, only one jurisdiction remains under an IOM agreement.
•Manufacturing and Supply Agreements - Merck and Organon and/or their applicable affiliates entered into a number of manufacturing and supply agreements pursuant to which the relevant Merck entity (a) manufactures and supplies certain active pharmaceutical ingredients for the relevant Organon entity, (b) toll manufactures and supplies certain formulated pharmaceutical products for such Organon entity, and (c) packages and labels certain finished pharmaceutical products for such Organon entity. Similarly, the relevant Organon entity (a) manufactures and supplies certain formulated pharmaceutical products for the relevant Merck entity, and (b) packages and labels certain finished pharmaceutical products for such Merck entity. Certain of these Manufacturing and Supply Agreements have terminated or expired, including agreements that no are longer required following Organon’s acquisition of the Oss Biotech manufacturing facility in the Netherlands from Merck in July 2025.
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

Notes to Consolidated Financial Statements
•Other agreements that Organon entered into with Merck include the Intellectual Property License Agreements and Regulatory Agreements.

The amounts due under such agreements were:

($ in millions)	December 31, 2025	December 31, 2024
Due from Merck in Accounts receivable	$98	$148
Due to Merck in Accounts payable	337	362

Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Sales	$69	$108	$122
Cost of sales	61	101	114

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

Given the nature of the litigation discussed in this note and the complexities involved in these matters, Organon is unable to reasonably estimate a possible loss or range of possible loss for such matters until Organon knows, among other factors, (i) which claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation, and (v) any other factors that may have a material effect on the litigation.

Organon’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. Organon has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of available coverage and, as such, has no insurance for most product liabilities.

Reference is made below to certain litigation in which Merck, but not Organon, is named as a defendant. Pursuant to the Separation and Distribution Agreement, Organon is required to indemnify Merck for liabilities relating to, arising from, or resulting from such litigation.

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of December 31, 2025, the Fosamax Litigation comprises approximately 527 cases in Federal court, approximately 1,520 cases in New Jersey state court, one case in Pennsylvania state court and approximately 218 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) in association with the use of Fosamax.

All federal cases involving allegations of femur fractures have been transferred to a multidistrict litigation in the U.S. District Court for the District of New Jersey (“Femur Fracture MDL”). In the only bellwether case tried to date in the Femur Fracture

Notes to Consolidated Financial Statements
MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law. The Femur Fracture MDL court then dismissed with prejudice approximately 650 cases on these same preemption grounds. Following a series of appeals, including a U.S. Supreme Court (“Supreme Court”) decision in 2019, the U.S. Court of Appeals for the Third Circuit (“Third Circuit”) ruled in September 2024 that plaintiffs’ failure-to-warn claims are not preempted by federal law. Consequently, approximately 844 cases are now before the Femur Fracture MDL court for further litigation. On March 10, 2025, Organon filed a writ of certiorari to the Supreme Court seeking review of the Third Circuit decision. On June 16, 2025, the Supreme Court denied the writ.

In New Jersey state court, the cases have been consolidated before a single judge in Middlesex County. On July 28, 2025, the Company signed a Master Settlement Agreement with the New Jersey state and federal plaintiffs’ lawyers who represent eligible clients (“NJ MSA Attorneys”), which provides that in exchange for a settlement amount (which is confidential, but non-material), at least 95% of the NJ MSA Attorneys’ eligible clients will release the Company and Merck from any liability related to their filed claims.

In California state court, the cases have been consolidated before a single judge in Orange County, California. In the only bellwether case tried to date in California, Galper v. Merck, the jury returned a verdict in Merck’s favor.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in state court in California. As of December 31, 2025, Merck had 17 cases pending outside the United States, of which seven relate to Implanon and eleven relate to Nexplanon.

Securities and Stockholder Derivative Litigation

On May 27, 2025, a stockholder filed a lawsuit against the Company and certain of its officers on behalf of a putative class of stockholders who purchased or otherwise acquired shares between October 31, 2024 and April 30, 2025. A separate stockholder suit was filed on July 8, 2025 on behalf of a putative class of stockholders who purchased shares between November 3, 2022 and April 30, 2025. Plaintiffs in each of these cases allege that defendants made materially false and misleading statements regarding the Company’s capital allocation strategy, including through the use of quarterly dividends, and its debt reduction strategy. Between July 22, 2025 and July 25, 2025, pursuant to the Private Securities Litigation Reform Act, six parties filed motions for consolidation of the related actions and to be appointed lead plaintiff. Five of those parties have since withdrawn their motions or filed notices stating that they do not oppose the motions for consolidation. The same allegations at issue in the securities lawsuits also form the basis for two stockholder derivative lawsuits filed against the Company, and certain of its officers and directors. The stockholder derivative suits further allege that the individual defendants breached their fiduciary duties based on the purportedly materially false and misleading statements that were made. On July 7, 2025, the court consolidated each of the stockholder derivative lawsuits. Subsequently, on September 8, 2025, the court entered an order deferring the derivative action until all motions to dismiss filed in the securities lawsuits are fully and finally resolved. Each of the foregoing actions was filed in the U.S. District Court for the District of New Jersey and each seek unspecified monetary damages and other relief.

Governmental Proceedings

From time to time, Organon and its subsidiaries receive inquiries and may be the subject of preliminary investigation activities from competitors and/or other governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred from Merck to Organon in connection with the spinoff, including competition investigations resulting from enforcement activity concerning Merck’s conduct involving Organon’s products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations.

On October 26, 2025, Organon made a voluntary self-disclosure to the U.S. Securities and Exchange Commission (the “SEC”)

Notes to Consolidated Financial Statements
to advise it of an investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) regarding the Company’s Nexplanon sales to certain wholesalers in the United States. The SEC subsequently opened an investigation into these matters, and the Company intends to cooperate with any inquiries from the SEC or any other regulatory authorities. The Company cannot guarantee that it (or its directors or officers) will not be subject to future inquiries, investigations, claims, actions, or proceedings, nor can it predict the outcome of any of the foregoing; however, regardless of outcome, any inquiries, investigations, claims, actions, or proceedings relating to the Audit Committee’s investigation would likely consume a significant amount of Company resources and result in considerable legal and accounting costs.

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

Nexplanon

On February 24, 2025, Organon received a Paragraph IV Certification Letter notifying the Company that Xiromed Pharma Espana, S.L. (“Xiromed”) filed an abbreviated new drug application (“ANDA”) to the FDA seeking approval to market a generic version of Nexplanon in the United States prior to the expiration of U.S. Patent Nos. 8,722,037 (The “‘037 patent”) and 9,757,552 (the “‘552 patent”), in 2027 and 2030, respectively. On April 2, 2025, the Company sued Xiromed in the U.S. District Court for the District of New Jersey asserting that the filing of the ANDA infringed the ‘037 patent and ‘552 patent and triggering a stay of regulatory approval of Xiromed’s ANDA for up to 30 months.

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of December 31, 2025, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of December 31, 2025 and December 31, 2024 was $10 million and $7 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth above, it believes it would be appropriate to do so.

Environmental Matters

In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $16 million for both December 31, 2025 and 2024. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 12 years. It is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial condition, results of operations or liquidity for any period presented.

Notes to Consolidated Financial Statements
19. Subsequent Events

On February 19, 2026 Organon entered into an exclusive license agreement with Sebela Pharmaceuticals for the global rights to Miudella®2, a hormone-free copper intrauterine device (“IUD”) which was approved by the FDA on February 24, 2025. Under the terms of the agreement, Organon will pay $27.5 million at closing, with potential sales-based milestone payments of up to $505 million, as well as tiered double-digit royalties based on net sales. The transaction closing is subject to regulatory approvals, other customary closing conditions, and FDA approval of Miudella’s supply chain.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Overview of Investigation Findings and Actions

During the fourth quarter of 2025, the Audit Committee oversaw an independent, internal investigation into our sales practices for wholesalers for Nexplanon. The investigation found that we asked two wholesalers in the United States to purchase greater quantities of Nexplanon during the fourth quarter of 2022, the third and fourth quarters of 2024 and the first, second and third quarters of 2025 (collectively, the “Relevant Periods”) than they otherwise would have purchased based on wholesaler demand. In certain instances, we waived inventory management fee performance metrics associated with caps on days of inventory to allow wholesalers to be paid the inventory management fees they would have earned but for our request to purchase additional inventory. As a result of these purchases, the U.S. wholesalers significantly decreased or even halted their purchases of Nexplanon during the early weeks of the following quarters until their days of inventory on hand were reduced to levels within the contractual range. Based on the results of the Audit Committee investigation, we determined that without these sales practices, our consolidated revenue for the fiscal year ended December 31, 2024 and for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 would have fallen short of our guidance range and/or certain external revenue expectations. We also determined that the incremental amount of Nexplanon sales that occurred represented less than 1% of our consolidated revenue for each of the years ended December 31, 2022 and December 31, 2024, as applicable, and less than 2% of our condensed consolidated revenue for the relevant quarterly periods, including the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

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

Our management, with the participation of the Interim CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 in connection with the filing of this 2025 Form 10-K. Based on this evaluation, the Interim CEO and the CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, management has concluded that its consolidated financial statements included in this 2025 Form 10-K fairly present, in all material respects, our consolidated financial position as of December 31, 2025 and 2024 and results of operations for the years ended December 31, 2025, 2024 and 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (“COSO Framework”). Based on this evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

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

These material weaknesses did not result in misstatements of our previously reported historical financial statements.

Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their attestation report, which appears under Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10-K.

Remediation Plan and Activities

We are committed to taking steps necessary to remediate the material weaknesses as described above. We are actively engaged and have devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. We have established a Remediation Plan Task Force to serve as a Project Management Office to monitor progress towards remediation and have also engaged external legal, accounting, financial and other consulting and professional services firms to assist in the development and execution of a comprehensive remediation plan. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the material weaknesses described above. Actions taken to date include:

•On October 27, 2025, our Board of Directors enacted Company leadership changes with the executive appointments of Joseph Morrissey as our Interim CEO and Carrie S. Cox as our Interim Executive Chair.
•Starting in November 2025, we have held multiple Founders meetings with employees, including Global Founders Forums and U.S. Commercial Town Hall. Senior leadership disseminated Company-wide and team-specific communications to emphasize our commitment to our core values, compliance, integrity and ethics.
•On December 2, 2025, our Board of Directors ratified our enhanced Company’s Code of Conduct to clarify responsibilities related to the Company’s financial reporting and disclosures, including awareness of the options to raise concerns or questions to Company management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns.
•On January 30, 2026, we communicated and launched training on the Company’s Code of Conduct, as amended, regarding ethical tone, corporate culture and appropriate business practices;
•During the quarter ended December 31, 2025, we implemented revisions to the Company’s Quarterly Financial Certification Questionnaire to include targeted questions that are designed to (i) address areas tied to the material weaknesses we identified in our internal control over financial reporting, (ii) strengthen our disclosures and (iii) reduce the risk of misleading business practices.
•On February 2, 2026, our Audit Committee ratified an enhanced Disclosure Committee charter that was previously approved by our Interim CEO and CFO. These changes to the Disclosure Committee charter included, among other changes, (i) enumerating additional Disclosure Committee meeting requirements and guidelines for Disclosure Committee members and participants, (ii) providing for a Disclosure Committee Chair designated by the CEO and CFO, (iii) expanding the duties and responsibilities of the Disclosure Committee as to the type and scope of disclosure and risks for its review, (iv) requiring the Disclosure Committee to annually review its charter to identify any recommend changes and (v) mandating continuing education and training of Company participants in the disclosure process. In addition, we strengthened our Disclosure Committee processes and procedures to facilitate active participation by Disclosure Committee members.
•During the quarter ended December 31, 2025, we implemented additional and enhanced existing sub-certifications and internal management representation letters to support our public reporting and disclosure. By January 15, 2026, we provided training to our Executive Leadership Team and to other Disclosure Committee members and participants on the purpose and importance of Sarbanes-Oxley, sub-certifications and the process for evaluating the representations made that support the disclosure contained in our reports filed with the SEC.

In addition to the remedial actions taken to date, the following actions, among others, to remediate the material weaknesses identified herein are in progress and will continue during 2026:

•Enhance the Company’s Annual Ethics and Policy Certifications.
•Conduct additional trainings for employees involved in Commercial and Finance regarding appropriate business practices with a focus on establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures.
•Enhance controls and implement written policies and procedures to provide governance, oversight and guidelines for timely communication of management fee arrangements with wholesalers.
•Evaluate and enhance internal controls related to sales monitoring.

Management continues to evaluate the effectiveness of these remedial measures and expects to continue implementing these remedial measures and related improvements to the Company’s internal control over financial reporting. The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded through testing that these controls are effective.

Changes in Internal Control Over Financial Reporting

As described above under "Remediation Plan and Activities", there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Additional information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Part IV

Items 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements: The following financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Statement of Income and Consolidated Statement of Comprehensive Income
•Consolidated Balance Sheet
•Consolidated Statement of Equity
•Consolidated Statement of Cash Flows
•Notes to the Consolidated Financial Statements

2. Exhibits: See Item 15(b) below.

(b) Exhibits

The exhibits listed on the Exhibit Index beginning on page 109, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

Number		Description

2.1	—
Separation and Distribution Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

3.1	—	Amended and Restated Certificate of Incorporation of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
3.2	—	Amended and Restated Bylaws of Organon & Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2022)
4.1	—	Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 21, 2022)
4.2	—	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 21, 2022)
4.3	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, (with obligations to be assumed by Organon & Co., as issuer, and Organon Foreign Debt Co-Issuer B.V., as co-issuer), U.S. Bank National Association, as trustee and collateral agent, and Elavon Financial Services DAC, UK Branch, as principal paying agent, transfer agent and registrar, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.4	—	Form of 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A of Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
4.5	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, (with obligations to be assumed by Organon & Co., as issuer, and Organon Foreign Debt Co-Issuer B.V., as co-issuer) and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.6	—	Form of 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A of Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
4.7	—
Indenture, dated as of April 22, 2021, among Organon Finance 1 LLC, (with obligations to be assumed by Organon & Co., as issuer, and Organon Foreign Debt Co-Issuer B.V.., as co-issuer) and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.8	—	Form of 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit A of Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
4.9	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer, Organon Finance 1 LLC, as escrow issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.10	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer, Organon Finance 1 LLC, as escrow issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.11	—
First Supplemental Indenture, dated as of June 2, 2021, among Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer, Organon Finance 1 LLC, as escrow issuer and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.12	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, each as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.13	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, each as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.14	—
Second Supplemental Indenture, dated as of June 2, 2021, among Organon LLC, Organon Global Inc., Organon Trade LLC, Organon Pharma Holdings LLC, Organon USA LLC, Organon Canada Holdings LLC, each as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V.., as co-issuer and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

4.15	—
Third Supplemental Indenture, dated as of July 30, 2021, among Alydia Health, Inc., as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.15 to the Company’s Form 10-K filed on February 28, 2025)

4.16	—
Third Supplemental Indenture, dated as of July 30, 2021, among Alydia Health, Inc., as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank National Association, as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.16 to the Company’s Form 10-K filed on February 28, 2025)

4.17	—
Third Supplemental Indenture, dated as of July 30, 2021, among Alydia Health, Inc., as guaranteeing subsidiary, Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank National Association, as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.17 to the Company’s Form 10-K filed on February 28, 2025)

4.18	—
Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon 2 LLC, Dermavant Sciences, Inc., Organon Pharma Holdings II LLC, Organon Finance LLC, Organon International LLC, as guaranteeing subsidiaries, Organon & Co., issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee and collateral agent, with respect to 2.875% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.18 to the Company’s Form 10-K filed on February 28, 2025)

4.19	—
Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon 2 LLC, Dermavant Sciences, Inc., Organon Pharma Holdings II LLC, Organon Finance LLC, Organon International LLC, as guaranteeing subsidiaries, Organon & Co., issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee and collateral agent, with respect to 4.125% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.19 to the Company’s Form 10-K filed on February 28, 2025)

4.20	—
Fourth Supplemental Indenture, dated as of December 31, 2024, among Organon 2 LLC, Dermavant Sciences, Inc., Organon Pharma Holdings II LLC, Organon Finance LLC, Organon International LLC, as guaranteeing subsidiaries, Organon & Co., issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, with respect to 5.125% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.20 to the Company’s Form 10-K filed on February 28, 2025)

4.21	—
Indenture, dated as of May 17, 2024, by and among Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, with respect to 6.750% Senior Secured Notes due 2034 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 17, 2024)

4.22	—	Form of 6.750% Senior Secured Notes due 2034 (incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Company’s Form 8-K filed on May 17, 2024)
4.23	—
Indenture, dated as of May 17, 2024, by and among Organon & Co., as issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, with respect to 7.875% Senior Notes due 2034 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 17, 2024

4.24	—	Form of 7.875% Senior Notes due 2034 (incorporated herein by reference to Exhibit A of Exhibit 4.3 to the Company’s Form 8-K filed on May 17, 2024)
4.25	—
Supplemental Indenture, dated as of December 31, 2024, among Organon 2 LLC, Dermavant Sciences, Inc., Organon Pharma Holdings II LLC, Organon Finance LLC, Organon International LLC, as guaranteeing subsidiaries, Organon & Co., issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank Trust Company, National Association, as trustee and collateral agent, with respect to 6.750% Senior Secured Notes due 2034 (incorporated herein by reference to Exhibit 4.25 to the Company’s Form 10-K filed on February 28, 2025)

4.26	—
Supplemental Indenture, dated as of December 31, 2024, among Organon 2 LLC, Dermavant Sciences, Inc., Organon Pharma Holdings II LLC, Organon Finance LLC, Organon International LLC, as guaranteeing subsidiaries, Organon & Co., issuer, Organon Foreign Debt Co-Issuer B.V., as co-issuer and U.S. Bank Trust Company, National Association, as trustee, with respect to 7.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K filed on February 28, 2025)

†10.1	—
Tax Matters Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

10.2	—
Employee Matters Agreement, dated as of June 2, 2021, by and between Merck & Co., Inc. and Organon & Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

†10.3	—
Transition Services Agreement, dated as of June 2, 2021, by and between MSD International GmbH and Organon LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

†10.4	—
Transition Services Agreement, dated as of June 2, 2021, by and between Merck Sharpe & Dohme Corp. and Organon International GmbH (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

†10.5	—
Senior Secured Credit Agreement, dated as of June 2, 2021, by and among Organon & Co., as lead borrower, Organon Foreign Debt Co-Issuer B.V., as co-borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and the L/C Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 3, 2021)

†10.6	—
Amendment No. 1, dated as of June 30, 2023, to the Senior Secured Credit Agreement by and among Organon & Co., as lead borrower, Organon Foreign Debt Co-Issuer B.V., as co-borrower, JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

†10.7	—
Amendment No. 2 to Senior Secured Credit Agreement and Amendment to Security Agreement, dated as of May 17, 2024, by and among Organon & Co., as lead borrower, Organon Foreign Debt Co-Issuer B.V., as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024)

†10.8	—
Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 20, 2024, by and among Organon & Co., as lead borrower, Organon Foreign Debt Co-Issuer B.V., as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10- filed on February 28, 2025)

+10.9	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
+10.10	—	Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
+10.11		Amended and Restated Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2025)
+10.12	—	Organon & Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 3, 2021)
+10.13	—
Organon & Co. Executive Change in Control Severance Program, as amended and restated on April 15, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)

+10.14	—	Organon & Co. Executive Severance Program, as amended and restated on April 15, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)
+10.15	—	Organon Executive Severance Program, as amended and restated on February 8, 2024. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2024)
+10.16	—	Organon Non-Employee Director Savings Plan, as amended and restated on January 1, 2025 (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K filed on February 28, 2025)
♦+10.17	—
Development and Commercialization Agreement, dated February 18, 2013, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

♦+10.18	—
 Amendment No. 1 to Development and Commercialization Agreement, dated July 21, 2014, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

♦+10.19	—
Amendment No. 2 to Development and Commercialization Agreement, dated August 2, 2017, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

10.20	—
Amendment No. 3 to Development and Commercialization Agreement, dated October 1, 2017, by and between Samsung Bioepis Co., Ltd., and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

10.21	—
Amendment No. 4 to Development and Commercialization Agreement, dated September 1, 2018, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

10.22	—
Amendment No. 5 to Development and Commercialization Agreement, dated October 15, 2018, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

♦10.23	—
Amendment No. 6 to Development and Commercialization Agreement, dated December 19, 2018, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

♦10.24	—
Amendment No. 7 to Development and Commercialization Agreement, dated May 15, 2020, by and between Samsung Bioepis Co., Ltd. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on April 14, 2021)

♦10.25	—
Specified Technology License Agreement (Nexplanon Rod Technology), dated October 28, 2020, by and between Merck Sharp & Dohme B.V. and MSD RT B.V. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on March 17, 2021)

+10.26	—
Letter Agreement between Matthew M. Walsh and Merck Sharp & Dohme Corp., dated March 24, 2020 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on April 29, 2021)

♦10.27	—
Supplemental License Agreement (Nexplanon Rod Technology), dated December 13, 2021, by and between Merck Sharp & Dohme B.V. and N.V. Organon (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 21, 2022)

+10.28	—	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 26, 2024)
+10.29	—
Form of Global Terms for 2024 Non-Qualified Stock Option (NQSO) Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024)

+10.30	—
Form of Global Terms for 2024 Performance Share Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024)

10.31	—
Form of Global Terms for 2024 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024)

+10.32	—
Form of Global Terms for 2024 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024)

+10.33	—
Form of Global Terms for 2025 Non-Qualified Stock Option Grants Under the Organon & Co. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 28, 2025)

+10.34	—
Form of Global Terms for 2025 Performance Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K filed on February 28, 2025)

+10.35	—
Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Stock Default) (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K filed on February 28, 2025)

+10.36
Form of Global Terms for 2025 Restricted Stock Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Cash Default) (incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 28, 2025)

+10.37	—
Agreement and Plan of Merger, dated September 17, 2024, by and among Organon & Co., Organon Bermuda Ltd., Dermavant Sciences Ltd. and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2024)

19.1		Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Form 10-K filed on February 28, 2025)
*21.1	—	List of Subsidiaries
*23.1	—	Consent of PricewaterhouseCoopers LLP
*24.1	—	Power of Attorney (included on signature page)
*31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
*31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
**32.1	—	Section 1350 Certification of Interim Chief Executive Officer
**32.2	—	Section 1350 Certification of Chief Financial Officer
97.1	—	Organon & Co. Dodd-Frank Policy On Recoupment Of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2024)
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith.
	**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
♦	Certain confidential information contained in portions of this exhibit, marked by [***] has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are (i) not material and (ii) are the type of information the registrant customarily and actually treats as private or confidential.

¹ Indicates, in this 2025 Form 10-K, brand names of products, which are not available in the United States.

² Indicates, in this 2025 Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. Prolia and Xgeva are trademarks registered in the United States in the name of Amgen Inc.; Humira is a trademark registered in the United States in in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in in the name of Immunex Corporation; Remicade is a trademark registered in the United States in in the name of Janssen Biotech, Inc.; Avastin, Perjeta and Herceptin are trademarks registered in the United States in in the name of Genentech, Inc.; Clarinex is a trademark registered in the United States in in the name of Bayer Healthcare LLC (used under license); Emgality is a trademark registered in the United States in in the name of Eli Lilly and Company (used under license); and Actemra is a trademark registered in the United States in the name of Chugai Seiyaku KK. Brand names of products that are in all italicized letters, without the footnote, are registered trademarks of Organon and/or one of its subsidiaries.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: February 24, 2026	/s/ Matthew Walsh
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

SIGNATURE	TITLE	DATE
/s/ Joseph Morrissey	Interim Chief Executive Officer (Principal Executive Officer)	February 24, 2026
/s/ Matthew Walsh	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
/s/ Lynette Holzbaur	Senior Vice President Finance – Corporate Controller	February 24, 2026
/s/ Carrie Cox	Executive Chair of the Board of Directors	February 24, 2026
/s/ Robert Essner	Lead Independent Director	February 24, 2026
/s/ Alan Ezekowitz	Director	February 24, 2026
/s/ Helene Gayle	Director	February 24, 2026
/s/ Rochelle Lazarus	Director	February 24, 2026
/s/ Deborah Leone	Director	February 24, 2026
/s/ Philip Ozuah	Director	February 24, 2026
/s/ Cynthia Patton	Director	February 24, 2026
/s/ Grace Puma	Director	February 24, 2026
/s/ Ramona Sequeira	Director	February 24, 2026
/s/ Shalini Sharp	Director	February 24, 2026