Form 10-Q
period 2026-03-31
Organon & Co.
filed 2026-05-04
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on April 27, 2026: 262,600,862

The following notations in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Form 10-Q”) have the meanings as set forth below:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,460	$1,513
Cost of sales	677	672
Gross profit	783	841

Selling, general and administrative	424	420
Research and development	93	96
Acquired in-process research and development and milestones	—	6
Restructuring costs	31	86
Interest expense	111	124
Exchange losses (gains)	7	(4)
Other (income) expense, net	(96)	12
Income before income taxes	213	101
Income tax expense	67	14
Net income	$146	$87

Earnings per share:
Basic	$0.56	$0.34
Diluted	$0.55	$0.33

Weighted average shares outstanding:
Basic	260,370	257,862
Diluted	262,896	261,001

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$146	$87
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	1	—
Cumulative translation adjustment	(13)	32
	(12)	32
Comprehensive income	$134	$119

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	March 31, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$1,116	$574
Accounts receivable (net of allowance for doubtful accounts of $14 in 2026 and $12 in 2025)	1,384	1,331
Inventories (excludes inventories of $252 in 2026 and $236 in 2025 classified in Other assets)	1,373	1,406
Other current assets	1,059	1,033
Assets held for sale	—	8
Total Current Assets	4,932	4,352
Property, plant and equipment, net	1,279	1,303
Goodwill	4,153	4,153
Intangibles, net	1,099	1,130
Other assets	1,533	1,539
Noncurrent assets held for sale	—	390
Total Assets	$12,996	$12,867

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$16	$16
Trade accounts payable	983	952
Accrued and other current liabilities	1,424	1,335
Income taxes payable	77	85
Liabilities held for sale	—	2
Total Current Liabilities	2,500	2,390
Long-term debt	8,553	8,628
Deferred income taxes	56	57
Other noncurrent liabilities	984	1,008
Noncurrent liabilities held for sale	—	32
Total Liabilities	12,093	12,115
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 262,649 in 2026 and 260,316 in 2025	3	3
Additional paid-in capital	186	167
Retained earnings	1,253	1,109
Accumulated other comprehensive loss	(539)	(527)
Total Stockholders’ Equity	903	752
Total Liabilities and Stockholders’ Equity	$12,996	$12,867
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	87	—	87
Other comprehensive income, net of taxes	—	—	—	—	32	32
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(71)	—	(71)
Stock-based compensation plans and other	151	—	22	—	—	22
Balance at March 31, 2025	257,950	$3	$130	$1,026	$(617)	$542

Balance at January 1, 2026	260,316	$3	$167	$1,109	$(527)	$752
Net income	—	—	—	146	—	146
Other comprehensive loss, net of taxes	—	—	—	—	(12)	(12)
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(2)	—	(2)
Stock-based compensation plans and other	2,333	—	19	—	—	19
Balance at March 31, 2026	262,649	$3	$186	$1,253	$(539)	$903
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$146	$87
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	39	34
Amortization	47	50
Acquired in-process research and development and milestones	—	6
Accretion and changes in fair value in contingent consideration	(5)	11
Deferred income tax expense (benefit)	3	(17)
Stock-based compensation	19	24
Unrealized foreign exchange loss (gain)	3	(15)
Gain on sale of Jada	(81)	—
Other	12	20
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(65)	(85)
Inventories	(9)	3
Other current assets	(15)	(11)
Trade accounts payable	32	(149)
Accrued and other current liabilities	95	39
Income taxes payable	(4)	38
Other	8	40
Net Cash Flows Provided by Operating Activities	225	75
Cash Flows from Investing Activities
Capital expenditures	(37)	(32)
Acquired in-process research and development and milestones	(10)	(10)
Proceeds from sale of Jada	433	—
Dermavant acquisition, net of cash acquired	—	(75)
Purchase of product rights and asset acquisition	—	(55)
Net Cash Flows Provided by (Used) in Investing Activities	386	(172)
Cash Flows from Financing Activities
Proceeds from debt	—	90
Repayments of debt	(32)	(93)
Employee withholding taxes related to stock-based awards	(1)	(1)
Dividend payments	(5)	(71)
Net Cash Flows Used in Financing Activities	(38)	(75)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	44
Net Increase (Decrease) in Cash and Cash Equivalents	542	(128)
Cash and Cash Equivalents, Beginning of Period	574	675
Cash and Cash Equivalents, End of Period	$1,116	$547
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

Organon’s operations include the following product portfolios:

•Women’s Health: Organon’s health portfolio of products is sold by prescription primarily in two therapeutic areas: contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring); and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive in a class recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. In January 2026 the Company divested the Jada® System to Laborie Medical Technologies Corporation (“Laborie”).

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Organon have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The presentation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP require management to make estimates and assumptions that affect the amounts reported, as further described in the Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, actual results could differ materially from management’s estimates and assumptions.

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

3. Acquisitions and Licensing Arrangements

Shanghai Henlius Biotech, Inc. (“Henlius”)

In the first quarter of 2026, in anticipation of the expected launch of HLX-11 in the United States, the Company entered into an agreement with Henlius that amended the terms of the existing license agreement to modify the previous commercial milestone payments. Under the amended agreement, the Company will make payments of $17 million total, with $10 million payable in December 2026, and $7 million, payable in February 2028. The Company capitalized the $17 million as an intangible asset.

In April 2026, the European Commission granted marketing authorization for Poherdy® (pertuzumab) 420 mg/14 mL injection for intravenous use, the first and only approved biosimilar to Perjeta (pertuzumab) in Europe, for all indications of the product.

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, Organon entered into an exclusive license agreement with Sebela for the global rights to Miudella®2, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025. Under the terms of the agreement, Organon will pay $27.5 million at closing, with potential sales-based milestone payments of up to $505 million, as well as tiered double-digit royalties based on net sales. The transaction closing is subject to regulatory approvals, FDA approval of alternate supply chain entities for Miudella and other customary closing conditions. There can be no assurance that such regulatory approvals and other closing conditions will be received or satisfied.

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, the Company divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain customary closing adjustments, including inventory value, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 employees transferred to Laborie as part of this transaction.

Notes to Condensed Consolidated Financial Statements (unaudited)
Upon the closing of the divestiture, the Company recognized a net gain on the sale of the Jada System of $81 million recognized in Other (income) expense, net in the Condensed Consolidated Statement of Income as of March 31, 2026.

As part of the divestiture of the Jada System in January 2026, the Company is eligible to receive potential contingent consideration of up to $25 million based on the achievement of certain net sales targets for the Jada System during 2026. This contingent consideration is recorded as a financial asset at fair value. The fair value of the contingent consideration was estimated using the projected future net sales of the Jada System and the probability of various achievement scenarios for the sales targets. See Note 11. “Financial Instruments” for further information.

In connection with the Jada divestiture, certain related assets and liabilities met the criteria for held for sale classification as of December 31, 2025. The disposal group is measured at the lower of carrying amount or fair value less cost to sell. No impairment was recognized.

Details of asset and liabilities held for sale as of December 31, 2025 are as follows:

Inventory	$8
Assets held for sale	$8

Goodwill	$226
Intangible assets, net	164
Noncurrent assets held for sale	$390

Accrued and other current liabilities	$2
Liabilities held for sale	$2

Deferred taxes	$32
Noncurrent liabilities held for sale	$32

4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2026	2025
Net income	$146	$87

Basic weighted average number of shares outstanding	260,370	257,862
Stock awards and equity units (share equivalent)	2,526	3,139
Diluted weighted average common shares outstanding	262,896	261,001

EPS:
Basic	$0.56	$0.34
Diluted	$0.55	$0.33

Anti-dilutive shares excluded from the calculation of EPS	11,074	10,967

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units, and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended March 31,
	2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$127	$74	$201	$176	$72	$248
Follistim AQ	21	39	61	35	34	69
NuvaRing	6	18	24	6	16	22
Ganirelix Acetate Injection	2	24	26	5	23	27
Marvelon/Mercilon	—	26	26	—	39	39
Jada	5	—	5	15	—	15
Other Women’s Health (1)	17	30	46	15	27	43
General Medicines
Biosimilars
Renflexis	42	15	57	44	12	57
Hadlima	51	16	67	33	14	47
Ontruzant	4	1	5	4	14	18
Brenzys	—	20	20	—	14	14
Other Biosimilars (1)	11	13	24	—	5	5
Established Brands
Cardiovascular
Atozet	—	85	85	—	77	77
Zetia	1	86	87	1	84	85
Cozaar/Hyzaar	2	55	57	2	53	55
Vytorin	1	20	21	1	22	23
Rosuzet	—	6	6	—	4	4
Other Cardiovascular (1)	1	27	28	—	30	30
Respiratory
Singulair	2	38	40	2	72	74
Nasonex	—	65	65	—	71	72
Dulera	23	12	35	34	10	43
Clarinex	1	30	31	—	34	34
Other Respiratory (1)	11	1	12	10	3	13
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	59	59	—	62	62
Fosamax	—	29	29	1	32	33
Diprospan	—	35	35	—	30	30
Vtama	23	2	25	20	4	24
Other Non-Opioid Pain, Bone and Dermatology (1)	3	65	68	4	65	68
Other
Propecia	1	28	30	1	24	26
Emgality	—	54	54	—	32	32
Proscar	—	26	26	—	24	24
Other (1)	3	85	87	3	76	78
Other (2)	—	18	18	—	22	22
Revenues	$358	$1,102	$1,460	$412	$1,101	$1,513
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Europe and Canada	$412	$376
United States	358	412
Asia Pacific and Japan	226	251
China	194	204
Latin America, Middle East, Russia, and Africa	247	240
Other (1)	23	30
Revenues	$1,460	$1,513
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”), and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Stock-based compensation expense recognized in:
Cost of sales	$3	$4
Selling, general and administrative	13	16
Research and development	3	4
Total	$19	$24

Income tax benefits	$4	$5

The fair value of options granted was determined using the following assumptions:

Three Months Ended March 31,
2025
Expected dividend yield	7.41%
Risk-free interest rate	4.08
Expected volatility	40.25
Expected life (years)(1)	5.89
(1)The expected term was estimated using the historical option‑exercise and settlement patterns, supplemented by a midpoint‑based assumption applied to awards meeting a one‑year post‑grant eligibility filter.

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the three months ended March 31, 2026 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2026	7,519	$27.30	$6.99	9,716	$15.35	589	$23.61
Granted/Issued	—	—	—	13,571	6.01	2,128	8.27
Vested/Exercised	—	—	—	(3,448)	17.89	(193)	23.20
Forfeited/Cancelled	(1,638)	30.85	8.36	(136)	14.43	(140)	23.20
Outstanding as of March 31, 2026	5,881	$26.31	$6.61	19,703	$8.48	2,384	$9.98

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of March 31, 2026:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	5,768	$26.31	$—	6.17	4,610	$29.23	$—	5.45
RSUs	17,605		118	2.39
PSUs	1,760		12	2.42

The amount of unrecognized compensation costs as of March 31, 2026 was $179 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.37 years.

7. Restructuring

During the first quarter of 2026, the Company implemented restructuring initiatives that will result in an approximate 3% headcount reduction, to streamline and optimize the Company's research and development and manufacturing operations, focusing on enhancing efficiency and aligning resources with strategic priorities. The Restructuring costs primarily consist of employee termination benefits and other associated expenses.

During the first quarter of 2025, the Company implemented restructuring initiatives to drive an enterprise-wide operating model optimization that resulted in an approximate 6% headcount reduction. The restructuring activities were initiated to streamline and simplify the Company’s operating model to create more efficient processes and a simplified structure. Restructuring costs include separation costs associated with manufacturing-related headcount reductions.

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	March 31, 2026	December 31, 2025
Beginning balance	$8	$14
Severance & severance related costs	31	95
Cash payments and other	(7)	(101)
Ending balance	$32	$8

Organon expects the remaining severance payments associated with the restructuring activities to be paid within the next twelve months.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 31.4% and 13.4% for the three months ended March 31, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the first quarter tax rate is the beneficial impact of the sale of the Jada System. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

On July 4, 2025, U.S. House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. For 2026 and beyond, the impacts of the OBBBA are reflected in the Company’s U.S. cash tax liability and income tax provision primarily reflected as an increase in the Company’s interest expense limitation offset by a decrease in the Company’s foreign income inclusions.

9. Inventories

Inventories consisted of:

($ in millions)	March 31, 2026	December 31, 2025
Finished goods	$734	$751
Raw materials	13	14
Work in process	800	791
Supplies	74	81
Total (approximates current cost)	$1,621	$1,637
Increase (Decrease) to last in, first out (“LIFO”) costs	4	5
	$1,625	$1,642
Recognized as:
Inventories	$1,373	$1,406
Other assets	252	236

Inventories valued under the LIFO method	135	114

In connection with the Jada divestiture in January 2026, $8 million of inventory was reclassified to Assets held for sale on the Consolidated Balance Sheet as of December 31, 2025.

As part of the Dermavant acquisition in 2024, the Company acquired $97 million of inventory, which included a $63 million purchase accounting inventory fair value adjustment. As of March 31, 2026 the amount has been fully amortized. As of December 31, 2025, there was $7 million remaining in inventory related to the fair value adjustment.

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings consist of the following:

($ in millions)	March 31, 2026	December 31, 2025
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,522	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€707 million in 2026 and €717 million in 2025)	814	843
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,439	1,470
5.125% notes due 2031	1,582	1,582
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	181	179
Other borrowings	8	8
Other (discounts and debt issuance costs)	(77)	(81)
Total principal long-term debt and short-term borrowings	$8,569	$8,644
Less: Current portion of long-term debt and short-term borrowings	16	16
Total Long-term debt, net of current portion	$8,553	$8,628
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of March 31, 2026, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its 2024 acquisition of Dermavant is $156 million.

The nature and terms of Organon’s long-term debt are described in detail in Note 12. “Long-Term Debt and Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On February 6, 2026, the Company made mandatory prepayments from the proceeds of the Jada System divestiture of $20.4 million on the U.S. Dollar Term Loans and €9.6 million on the Euro Term Loan Facility. Additional mandatory prepayments totaling $55 million are required across the Company’s senior secured notes within 450 days of the January 2026 closing of the Jada System divestiture.

For the three months ended March 31, 2026 the Company had no borrowings or repayments on the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). There were no outstanding balances under the Revolving Credit Facility as of March 31, 2026 or December 31, 2025.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2026	December 31, 2025
Long-term debt	2	$7,803	$7,922
Long-term debt - RIPSA	3	136	136

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

The Company made interest payments related to its debt instruments of $34 million for the three months ended March 31, 2026. The average maturity of the Company’s long-term debt as of March 31, 2026 is approximately 4.3 years and the weighted-average interest rate on total borrowings as of March 31, 2026 is 4.9%.

Notes to Condensed Consolidated Financial Statements (unaudited)
The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $25 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2026	$1
2027	61
2028	3,500
2029	9
2030	21
Thereafter	5,029

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of March 31, 2026, the Company is in compliance with all financial covenants, and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	March 31, 2026	December 31, 2025
Other current assets:
Forward contracts	2	$20	$12
Contingent consideration(a)	3	9	—
Accrued and other current liabilities:
Forward contracts	2	19	11
Other noncurrent liabilities:
Contingent consideration	3	264	269
Cross-currency swap	2	55	82
(a) As part of the divestiture of the Jada System in January 2026, the Company is eligible to receive potential contingent consideration based on the achievement of certain net sales targets for the Jada System during 2026. See Note 3. “Acquisitions and Licensing Arrangements” for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses (gains) in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses (gains) in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.9 billion and $1.7 billion as of March 31, 2026 and December 31, 2025, respectively. The cash flows and the related gains and losses from these contracts are reported as Operating activities in the Condensed Consolidated Statements of Cash Flows.

Net Investment Hedge

Euro-denominated debt instruments

Foreign exchange risk is also managed through the use of economic hedges on foreign currency balances. €707 million of the euro-denominated term loan and €1.25 billion of the 2.875% euro-denominated secured notes have been designated and are effective as a hedge of the net investment in euro-denominated subsidiaries. See Note 10 “Long-Term Debt and Short-Term Borrowings” for additional details.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended March 31,
($ in millions)	2026	2025
Euro-denominated debt instruments gain (loss)	$49	$(70)
Cross-currency swaps gain (loss)	27	(25)

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended March 31,
($ in millions)	2026	2025
Derivative loss (gain) in Exchange losses (gains)	$12	$(2)
Derivative gain in Interest expense	(2)	(4)

Notes to Condensed Consolidated Financial Statements (unaudited)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2026, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 5.18% to 6.78%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	March 31, 2026
Beginning balance	$269
Fair value adjustment	(12)
Accretion and changes in fair value in Other (income) expense, net	7
Ending balance	$264

In the first quarter of 2026, the Company identified an approximate $12 million error related to the fair value remeasurement of tax‑related contingent consideration, including expected net operating loss utilization. An adjustment was recorded to increase Other (income) expense, net during the first quarter of 2026 and relates to amounts that should have been reflected in the fourth quarter of 2025. The contingent consideration liability is appropriately stated as of March 31, 2026. The error was determined to not be material to the current or previously issued financial statements.

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $216 million and $217 million of accounts receivable as of March 31, 2026 and December 31, 2025, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable were not material for the three months ended March 31, 2026 and 2025.

12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	32	32
Tax	—	—	—
Other comprehensive income, net of taxes	—	32	32
Balance at March 31, 2025, net of taxes	$(17)	$(600)	$(617)

Balance at January 1, 2026, net of taxes	$4	$(531)	$(527)
Other comprehensive income (loss), pretax	1	(13)	(12)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(13)	(12)
Balance at March 31, 2026, net of taxes	$5	$(544)	$(539)

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

Samsung Bioepis is eligible for additional payments associated with pre-specified clinical and regulatory milestones. As of March 31, 2026, there was one remaining potential future regulatory milestone payment of $25 million that remained unpaid under the agreement.

Summarized information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Sales	$152	$141
Cost of sales	91	90
Selling, general and administrative	18	18

($ in millions)	March 31, 2026	December 31, 2025
Receivables from Samsung included in Other current assets	$1	$—
Payables to Samsung included in Trade accounts payable	126	94

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of March 31, 2026, only one jurisdiction remains under an Interim Operating Model Agreement.

Under the manufacturing and supply agreements, the Company manufactures certain products for Merck, or its applicable affiliate, and Merck manufactures certain products for the Company, or its applicable affiliate. For details on the rights and responsibilities of the parties under the agreements, refer to Note 17 “Third-Party Arrangements” to the audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The amounts due under such agreements were:

($ in millions)	March 31, 2026	December 31, 2025
Due from Merck in Accounts receivable	$158	$98
Due to Merck in Accounts payable	350	337

Notes to Condensed Consolidated Financial Statements (unaudited)
Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended March 31,
($ in millions)	2026	2025
Sales	$13	$18
Cost of sales	11	16

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of March 31, 2026, the Fosamax Litigation comprises approximately 508 cases in Federal court, approximately 1,482 cases in New Jersey state court, one case in Pennsylvania state court and approximately 219 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) associated with the use of Fosamax.

All federal cases alleging femur fractures have been transferred to a multidistrict litigation in the U.S. District Court for the District of New Jersey (the “Femur Fracture MDL”) where the only bellwether case tried to date, Glynn v. Merck, resulted in a verdict in Merck’s favor. Although many cases were previously dismissed on federal preemption grounds, subsequent appellate rulings — including a September 2024 Third Circuit decision and the U.S. Supreme Court’s June 2025 denial of certiorari — resulted in those cases being reinstated and proceeding before the court.

In New Jersey state court, the cases have been consolidated before a single judge in Middlesex County. On July 28, 2025, the Company entered into a Master Settlement Agreement with the New Jersey state and federal plaintiffs’ lawyers who represent eligible clients (“NJ MSA Attorneys”), pursuant to which, in exchange for a confidential, but non-material settlement payment, at least 95% of the NJ MSA Attorneys’ eligible clients will release the Company and Merck from any liability related to their filed claims.

In California state court, the cases have been consolidated before a single judge in Orange County, California. In the only

Notes to Condensed Consolidated Financial Statements (unaudited)
bellwether case tried to date in California, Galper v. Merck, the jury returned a verdict in Merck’s favor. On February 18, 2026, the Company entered into a Master Settlement Agreement with the California plaintiffs’ lawyers and claimants pursuant to which, in exchange for a confidential, non-material settlement payment, at least 95% of the claimants will release the Company and Merck from any liability related to their claims.

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in California state court. On March 12, 2026, the Company signed a Master Settlement Agreement with the attorneys representing plaintiffs and all but two of the claimants with unfiled cases, pursuant to which, in exchange for a confidential, but non-material settlement payment, all 56 plaintiffs and claimants will release the defendant parties from any liability for their filed and unfiled claims. As of March 31, 2026, Merck had 19 of such cases pending outside the United States, of which seven relate to Implanon and twelve relate to Nexplanon.

Securities and Stockholder Derivative Litigation

On May 27, 2025, a stockholder filed a lawsuit against the Company and certain of its officers on behalf of a putative class of stockholders who acquired Company shares between October 31, 2024 and April 30, 2025. A separate stockholder suit was filed on July 8, 2025 on behalf of a putative class of stockholders who acquired Company shares between November 3, 2022 and April 30, 2025. Both actions allege that the defendants made materially false and misleading statements regarding the Company’s capital allocation strategy, including through the use of quarterly dividends, and its debt reduction strategy.

The court consolidated the securities class actions on March 6, 2026, appointed a lead plaintiff and, directed the lead plaintiff to file an amended complaint by May 8, 2026.

The same alleged misconduct also forms the basis of two stockholder derivative lawsuits filed against the Company, and certain of its officers and directors asserting breach of fiduciary duties arising from purportedly materially false and misleading statements. On July 7, 2025, the court consolidated each of the stockholder derivative lawsuits. Subsequently, on September 8, 2025, the court stayed the proceedings pending the final resolution of all motions to dismiss filed in the securities lawsuits.

All of the foregoing actions were filed in the U.S. District Court for the District of New Jersey and seek unspecified monetary damages and other relief.

Governmental Proceedings

From time to time, Organon and its subsidiaries receive inquiries and may be the subject of preliminary investigation activities from competitors and/or governmental authorities, including in markets outside the United States. These authorities may include regulators, administrative authorities, and law enforcement and other similar officials, and these preliminary investigation activities may include site visits, formal or informal requests or demands for documents or materials, inquiries or interviews and similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to Organon, monetary fines and/or remedial undertakings may be required. Subject to certain exceptions specified in the Separation and Distribution Agreement, Organon assumed liability for all pending and threatened legal matters related to products transferred from Merck to Organon in connection with the spinoff, including competition investigations resulting from enforcement activity concerning Merck’s conduct involving Organon’s products. Organon could be obligated to indemnify Merck for fines or penalties, or a portion thereof, resulting from such investigations.

On October 26, 2025, Organon made a voluntary self-disclosure to the U.S. Securities and Exchange Commission (the “SEC”) to advise it of an investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) regarding the Company’s Nexplanon sales to certain wholesalers in the United States (the “Nexplanon matter”). The SEC subsequently opened an investigation into the Nexplanon matter, and the Company intends to cooperate with any inquiries from the SEC or any other regulatory authorities. The Company cannot guarantee that it (or its directors or officers) will not be subject to future inquiries, investigations, claims, actions, or proceedings relating to the Nexplanon matter, nor can it predict the outcome of any of the foregoing; however, regardless of outcome, any inquiries, investigations, claims, actions, or proceedings relating to the Nexplanon matter would likely consume a significant amount of Company resources and result in considerable legal and other costs.

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of March 31, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of March 31, 2026 and December 31, 2025 was $9 million and $10 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials, other events that could arise in the course of pending litigation, or the filing of new matters, could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth above, it believes it would be appropriate to do so.

16. Subsequent Events

On April 26, 2026, the Company entered into a definitive agreement with Sun Pharmaceutical Industries Limited (“Sun Pharma”) under which Sun Pharma will acquire all of the Company’s outstanding shares of common stock for $14.00 per share in cash. Completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close in early 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “possible,” “probable,” “outcome,” “likely,” “could,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “future,” “target,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, uncertainties as to the timing of the completion of the pending merger (the “merger”) with Sun Pharmaceutical Industries (together with its subsidiaries and/or associated companies, “Sun Pharma”); the risk that the merger may not be completed on the anticipated terms in a timely manner or at all; the failure to satisfy any of the conditions to the consummation of the merger, including receiving, on a timely basis or otherwise, the minimum vote required by our stockholders to approve the merger; the possibility that competing offers or acquisition proposals for Organon will be made; the possibility that any or all of the various conditions to the consummation of the merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement, including in circumstances which would require us to pay a termination fee; the effect of the announcement or pendency of the merger on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, suppliers and others with whom we do business, or our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; the risk that stockholder litigation in connection with the merger may result in significant costs of defense, indemnification and liability; certain restrictions during the pendency of the merger that may impact our ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the merger could have adverse effects on the market price of our common stock, including if the merger is not consummated; risks that the benefits of the merger are not realized when and as expected; expanded brand and class competition in the markets in which we operate; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to our customers and business partners; the impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations, recessionary pressures, foreign currency exchange rates, volatile market conditions, and instability in the global banking system; global events, such as regional conflicts in the Middle East and elsewhere; our ability to remediate the material weaknesses in internal control over financial reporting and the related costs and management resources, as well as our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; our ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital, and overall condition of the capital and credit markets; actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity; our ability to meet our revenue and growth expectations and outlook; our ability to hire and/or retain members of our senior management (including a permanent CEO) and other key employees; the failure of any supplier to provide substances, materials, or services as agreed, or otherwise meet their obligations to us; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive; restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the SEC and other U.S. and comparable foreign government agencies; difficulties in connection with future strategic transactions, including as a result of the impact of macroeconomic or geopolitical developments; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to or affecting Medicare, Medicaid and healthcare reform, pharmaceutical pricing and reimbursement, access to our products, international reference pricing, including Most-Favored-Nation drug pricing, and other pricing-related initiatives and policy efforts; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, labeling changes, or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; reduced research and development investment and increased reliance on fewer research and development programs for new products to generate future revenue and replace existing products that come to the end of their market life cycle; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing healthcare insurance coverage; legal factors, such as product liability claims, stockholder litigation, governmental investigations, and patent disputes; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, and shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequent filings, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and with our audited financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results discussed herein are not necessarily indicative of the results of any future period.

We are a global healthcare company with a primary focus on improving the health of women throughout their lives. We develop and deliver innovative health solutions through a portfolio of prescription therapies within our women’s health and general medicines portfolios. We have a portfolio of more than 70 medicines and products across a range of therapeutic areas. We sell these products through various channels including drug wholesalers and retailers, hospitals, government agencies and managed healthcare providers such as health maintenance organizations, pharmacy benefit managers and other institutions. We own and operate six manufacturing facilities, which are located in Belgium, Brazil, Indonesia, Mexico, the Netherlands and the United Kingdom. Unless otherwise indicated, trademarks appearing in italics throughout this document are trademarks of, or are used under license by, our group of companies.

Recent Developments

Other Matters

On April 26, 2026, our Board of Directors appointed Joseph Morrissey our Interim CEO, to such role on a permanent basis.

Business Development

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, we entered into an exclusive license agreement with Sebela for the global rights to Miudella, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025. Under the terms of the agreement, we will pay $27.5 million at closing, with potential sales-based milestone payments of up to $505 million, as well as tiered double-digit royalties based on net sales. The transaction closing is subject to regulatory approvals and FDA approval of alternate supply chain entities for Miudella, and other customary closing conditions. There can be no assurance that such regulatory approvals and other closing conditions will be received or satisfied.

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, we divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain closing adjustments, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 employees transferred to Laborie as part of this transaction.

Upon the closing of the divestiture, we recognized a net gain on the sale of the Jada System of $81 million recognized in Other (income) expense, net in the Condensed Consolidated Statement of Income as of March 31, 2026.

Operating Results

Sales Overview

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
United States	$358	$412	(13)%	(13)%
International	1,102	1,101	—	(7)
Total	$1,460	$1,513	(4)%	(9)%

Worldwide sales were $1.5 billion for the three months ended March 31, 2026, a decrease of 4%, compared to 2025. Worldwide sales during the three months ended March 31, 2026 were positively impacted by approximately $76 million, or approximately 5%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the three months ended March 31, 2026, primarily reflect lower sales of:
•Nexplanon, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding. Outside of the U.S., sales declined due to the timing of shipments in selective emerging markets, partially offset by increased demand and access in Brazil;
•Singulair® (montelukast sodium), primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, as well as temporary supply constraints in Japan and mandatory price reductions in China and Japan;
•Marvelon™¹ (desogestrel and ethinyl estradiol pill) and Mercilon™¹ (desogestrel and ethinyl estradiol pill), as a result of decreased demand and market contraction in China and the timing of shipments in Asia Pacific; and
•Ontruzant, due to increased competition in international markets and lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025.

The foregoing decrease was partially offset by sales increases for the three months ended March 31, 2026 in:
•Emgality, as a result of continued uptake following the acquisition of the distribution and promotion rights from Lilly in January of 2024 in certain markets outside of the United States;
•Hadlima, due to stronger demand in the United States and increased demand in Puerto Rico;
•Atozet™¹ (ezetimibe and atorvastatin), primarily due to increased demand in China, due to the product launch in 2025, and in Asia Pacific as well as volume uptake in certain countries in Europe, partially offset by unfavorable pricing in Europe; and
•Brenzys, as a result of the timing of prior year tenders in Brazil.

Loss of exclusivity (“LOE”) negatively impacted sales of certain of our products by approximately $4 million during the three months ended March 31, 2026, based on the decrease in sales volume compared to 2025. Volume-based procurement (“VBP”) in China negatively impacted sales by approximately $2 million during the three months ended March 31, 2026. We expect VBP to continue to negatively impact our general medicines product portfolio for the next several quarters.

Due to changing market conditions, including ongoing conflicts, new and evolving U.S. and international tariffs, U.S. tax law changes and regulatory uncertainty that impact our business, as well as the pharmaceutical industry, we have been and will continue to adapt our business and sales strategies to address this changing landscape in order to achieve our business objectives and remain competitive. Such strategies may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements or waivers of their terms for certain key products.

Highlights of the sales of our products for the three months ended March 31, 2026 and 2025 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Nexplanon/Implanon NXT	$201	$248	(19)%	(21)%
NuvaRing	24	22	10	(1)
Marvelon/Mercilon	26	39	(34)	(36)
Follistim AQ	61	69	(12)	(15)
Jada	5	15	(66)	(66)

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 19% for the three months ended March 31, 2026, compared to 2025, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding. In 2025, we submitted a similar application for a five-year duration period of use to the EU and UK Health Authorities. The application for five-year duration was approved for UK in April, 2026. The EU application is currently under review, with potential approval in 2027, subject to health authority review and approval. Outside of the U.S., sales declined due to the timing of shipments in selective emerging markets, partially offset by increased demand and access in Brazil.

Worldwide sales of NuvaRing, a vaginal contraceptive product, increased 10% for the three months ended March 31, 2026, compared to 2025, due to the favorable impact of foreign exchange and lower discount rates in the United States.

Worldwide sales of Marvelon and Mercilon, combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, declined 34% for the three months ended March 31, 2026, compared to 2025, as a result of decreased demand and market contraction in China and the timing of shipments in Asia Pacific.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, declined 12% for the three months ended March 31, 2026, compared to 2025, as a result of competitive driven price reduction in the United States partially offset by modest market growth in China. We anticipate a further decline due to the price reduction and increased competitive landscape in the U.S.

Other Women’s Health

In January 2026, we completed the sale of the Jada System to Laborie. As a result, worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, declined 66% for the three months ended March 31, 2026, compared to 2025.

General Medicines

Biosimilars

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Renflexis	$57	$57	1%	(1)%
Hadlima	67	47	44	43
Ontruzant	5	18	(71)	(72)
Brenzys	20	14	39	32

Renflexis is a biosimilar to Remicade2(infliximab) for the treatment of certain autoimmune conditions. Sales increased 1% for the three months ended March 31, 2026, compared to 2025, primarily due to favorable foreign exchange and increased demand in Canada partially offset by the competitive pressure and unfavorable discount rates in the United States.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. Sales increased 44% for the three months ended March 31, 2026, compared to 2025, due to stronger demand in the United States and increased demand in Puerto Rico. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. Hadlima is currently approved in the United States, Australia, Canada and Israel.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three months ended March 31, 2026, compared to 2025, declined 71%, due to increased competition in international markets and lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three months ended March 31, 2026, compared to 2025, increased 39%, as a result of the timing of prior year tenders in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Established Brands

Cardiovascular

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Atozet	$85	$77	11%	5%
Zetia/Vytorin	108	107	1	(5)
Cozaar/Hyzaar	57	55	4	(1)

Sales of Atozet, a medicine for lowering LDL cholesterol, increased 11% for the three months ended March 31, 2026, compared to 2025, primarily due to increased demand in China, due to the product launch in 2025, and in Asia Pacific as well as volume uptake in certain countries in Europe, partially offset by unfavorable pricing in Europe.

Combined global sales of Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; and Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside the United States, medicines for lowering LDL cholesterol, increased 1% for the three months ended March 31, 2026, compared to 2025, primarily driven by favorable foreign exchange and increased demand in China, partially offset by less tender volume and the timing of shipments in the Middle East.

Combined global sales of Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide), medicines for the treatment of hypertension, increased 4% for the three months ended March 31, 2026, compared to 2025, driven by favorable foreign exchange and increased demand in China, partially offset by decreased demand in various international markets.

Respiratory

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Singulair	$40	$74	(46)%	(49)%
Nasonex	65	72	(9)	(17)
Dulera	35	43	(20)	(21)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 46% for the three months ended March 31, 2026, compared to 2025. This decline was primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, as well as temporary supply constraints in Japan and mandatory price reductions in China and Japan.

Global sales of Nasonex, an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 9% for the three months ended March 31, 2026, compared to 2025, due to competitive pressure in various international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale in certain markets outside of the United States, a combination medicine for the treatment of asthma, declined 20% for the three months ended March 31, 2026, compared to 2025, primarily due to increased discount rate pressure and decreased demand in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Arcoxia	$59	$62	(5)%	(13)%
Vtama	25	24	5%	5%
* Calculation not meaningful.

Sales of Arcoxia™ ¹ (etoricoxib), a medicine for the treatment of arthritis and pain, declined 5% for the three months ended March 31, 2026, compared to 2025, primarily due to the phasing of shipments in various international regions and decreased demand in China.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, increased 5% for the three months ended March 31, 2026, compared to 2025, due to increased demand and favorable discount rates in the United States. We anticipate launching Vtama in certain international markets in 2026 and beyond, subject to health authority reviews and approvals.

Other

	Three Months Ended March 31,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025
Emgality	$54	$32	69%	50%
* Calculation not meaningful.

Sales of Emgality, a medicine for the preventive treatment of migraine, increased 69% for the three months ended March 31, 2026, compared to 2025, as a result of continued uptake following the acquisition of the distribution and promotion rights from Lilly in January of 2024 in certain markets outside of the United States.

Gross Profit, Expenses and Other

	Three Months Ended March 31,		% Change
($ in millions)	2026	2025
Cost of sales	$677	$672	1%
Gross profit	783	841	(7)

Selling, general and administrative	424	420	1
Research and development	93	96	(3)
Acquired in-process research and development and milestones	—	6	(100)
Restructuring costs	31	86	(64)
Interest expense	111	124	(10)
Exchange losses (gains)	7	(4)	*
Other (income) expense, net	(96)	12	*
* Calculation not meaningful.

Cost of Sales

Cost of sales increased 1% for the three months ended March 31, 2026, compared to 2025, driven by our product mix. Cost of sales for the three months ended March 31, 2026 compared to 2025, includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $7 million and $9 million, respectively, and amortization of intangible assets of $47 million and $50 million, respectively.

Gross Profit

Gross profit decreased 7% for the three months ended March 31, 2026, compared to 2025, due to the impact of unfavorable pricing and product mix and unfavorable foreign exchange.

Selling, General and Administrative

Selling, general and administrative expenses increased 1% for the three months ended March 31, 2026, compared to 2025, due to increased costs associated with our Jada divestiture.

Research and Development

Research and development expenses decreased 3% for the three months ended March 31, 2026, compared to 2025, primarily due to a decrease in clinical study activity. During 2025, we discontinued the clinical development programs for investigational candidates OG-6219 and OG-7191.

Acquired In-Process Research and Development and Milestones

For the three months ended March 31, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Centergene, due to the evolving fertility landscape in China.

Restructuring Costs

For the three months ended March 31, 2026, we incurred restructuring costs of $31 million related to our 2026 restructuring initiatives to streamline and optimize our research and development and manufacturing operations, focusing on enhancing efficiency and aligning resources with strategic priorities. For the three months ended March 31, 2025, we incurred restructuring costs of $86 million, comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025.

Interest Expense

Interest expense decreased 10% for the three months ended March 31, 2026, compared to 2025, due to the repurchase and cancellation of approximately $419 million of the Company’s 5.125% notes due in 2031 (“the 2031 Notes”) during the second and fourth quarters of 2025 combined with lower reference rates on our variable rate debt.

Exchange Losses (Gains)

Exchange losses (gains) were unfavorable for the three months ended March 31, 2026, compared to 2025, primarily due to unfavorable movements in certain foreign currencies relative to the U.S. dollar.

Other (Income) Expense, net

Other (income) expense, net was impacted for the year ended March 31, 2026, by an $81 million net gain related to the divestiture of the Jada System to Laborie in the first quarter of 2026 and $7 million related to the accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts.

Taxes on Income

The effective income tax rates were 31.4% and 13.4% for the three months ended March 31, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the first quarter tax rate, is the beneficial impact of the sale of the Jada System. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

On July 4, 2025, U.S. House Resolution 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant corporate tax provisions such as modifications to interest deductibility, the option to fully expense U.S.-based R&D costs, and changes to the taxation of foreign earnings. For 2026 and beyond, the impacts of the OBBBA are reflected in our U.S. cash tax liability and income tax provision primarily reflected as an increase in our interest expense limitation offset by a decrease in our foreign income inclusions.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $1.12 billion. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. Our ability to raise new capital or refinance our debt, will depend on the capital markets and our financial condition at such times.

Working capital is defined as current assets less current liabilities and was $2.43 billion and $1.96 billion as of March 31, 2026 and December 31, 2025, respectively. Working capital was positively impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments and the proceeds from the divestiture of the Jada System.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $216 million and $217 million of our accounts receivable as of March 31, 2026 and December 31, 2025, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on our accounts receivable factoring and related agreements.

Net cash provided by operating activities was $225 million for the three months ended March 31, 2026, compared to $75 million for the same period in the prior year due to our active cash cycle management.

Net cash provided by investing activities was $386 million for the three months ended March 31, 2026, compared to $172 million used in investing activities for the same period in the prior year, primarily due to proceeds from the divestiture of the Jada system and decreased milestone payments.

Net cash used in financing activities was $38 million for the three months ended March 31, 2026, compared with $75 million for the same period in the prior year, primarily driven by decreased dividend payments in the current year and increased repayments of debt in the current year.

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

Our contractual obligations as of March 31, 2026, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details. As of March 31, 2026, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the first quarter of 2026, we paid cash dividends of $0.02 per share. On April 30, 2026, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on June 11, 2026, to stockholders of record at the close of business on May 11, 2026.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2026. There have been no changes to our accounting policies as of March 31, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the Condensed Consolidated Financial Statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended March 31, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we determined that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2025. Those material weaknesses are described below and continued to exist as of March 31, 2026.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 in connection with the filing of this report. Based on this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting as described below.

Notwithstanding the material weaknesses, management has concluded that its condensed consolidated financial statements included in this report fairly present, in all material respects, our condensed consolidated financial position and results of operations as of March 31, 2026.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we previously identified the following material weaknesses in our internal control over financial reporting, which were not remediated as of March 31, 2026:

•We failed to set an appropriate tone at the top. Specifically, our former CEO and leader of our U.S. commercial organization applied inappropriate pressure to achieve sales targets through sales of Nexplanon to two United States wholesalers above demand and engaged in inappropriate business conduct that violated our Code of Conduct.
•The material weakness with respect to our tone at the top contributed to an additional material weakness of not maintaining effective controls related to information and communication. We did not design and maintain effective controls related to the information and communication component of the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, our former CEO and certain senior members of our U.S. commercial organization did not ensure appropriate communication with, or provide complete information to, our Disclosure Committee and the financial reporting group to evaluate disclosures and financial reporting conclusions related to sales practices for wholesalers.

These material weaknesses did not result in misstatements of our previously reported historical financial statements.

Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan and Activities

We are committed to taking steps necessary to remediate the material weaknesses as described above. We are actively engaged and have devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. We have established a Remediation Plan Task Force to serve as a Project Management Office to monitor our remediation efforts and have also engaged external legal, accounting, financial and other consulting and professional services firms to assist in the development and execution of our comprehensive remediation plan. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the material weaknesses described above. Actions taken to date include:

•On October 27, 2025, our Board of Directors enacted Company leadership changes with the executive appointments of Joseph Morrissey as our Interim CEO and Carrie S. Cox as our Interim Executive Chair, with Mr. Morrissey and Ms. Cox being appointed to such roles on a permanent basis on April 26, 2026.
•Beginning in November 2025, we held multiple Founders meetings with employees, including Global Founders Forums and U.S. Commercial Town Hall. Senior leadership disseminated Company-wide and team-specific communications to emphasize our commitment to our core values, compliance, integrity and ethics.
•On December 2, 2025, our Board of Directors ratified our enhanced our Code of Conduct to clarify responsibilities related to our financial reporting and disclosures, including awareness of the options to raise concerns or questions to our management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns.
•On January 30, 2026, we communicated and launched training on our Code of Conduct, as amended, regarding ethical tone, corporate culture and appropriate business practices;
•During the quarter ended December 31, 2025, we implemented revisions to our Quarterly Financial Certification Questionnaire to include targeted questions that are designed to (i) address areas tied to the material weaknesses we identified in our internal control over financial reporting, (ii) strengthen our disclosures and (iii) reduce the risk of misleading business practices.
•On February 2, 2026, our Audit Committee ratified an enhanced Disclosure Committee charter that was previously approved by our Interim CEO and CFO. These changes to the Disclosure Committee charter included, among other changes, (i) enumerating additional Disclosure Committee meeting requirements and guidelines for Disclosure Committee members and participants, (ii) providing for a Disclosure Committee Chair designated by the CEO and CFO, (iii) expanding the duties and responsibilities of the Disclosure Committee as to the type and scope of disclosure and risks for its review, (iv) requiring the Disclosure Committee to annually review its charter to identify any recommend changes and (v) mandating continuing education and training of the participants in our disclosure process. In addition, we strengthened our Disclosure Committee processes and procedures to facilitate active participation by Disclosure Committee members.
•During the quarter ended December 31, 2025, we implemented additional and enhanced Sarbanes-Oxley (“SOX”) sub-certifications and internal management representation letters to support our public reporting and disclosure. By January 15, 2026, we provided training to our Executive Leadership Team and to other Disclosure Committee members and participants on the purpose and importance of SOX, SOX sub-certifications and the process for evaluating the representations made that support the disclosure contained in our filings.
•On February 25, 2026, an enhancement to the Company’s Annual Ethics and Policy Certification was launched to all of our employees, requiring all founders to review and certify their understanding of ethical responsibilities and compliance with laws, regulations, and Organon policies, including the Code of Conduct.
•On March 31, 2026, we communicated and launched training to relevant commercial and finance employees on revenue-related business practices, emphasizing the importance of revenue recognition and related disclosures. This training reinforced our commitment to ethical conduct, transparency, accuracy and reliability and helped to strengthen credibility and trust in our financial reporting.
•We performed a comprehensive review of the quarterly Distribution Services Agreement payment process. Based on that review, we developed an internal policy to provide oversight and establish guidelines for management fee arrangements with wholesalers. This policy and related procedures were communicated to relevant U.S. Commercial employees on April 24, 2026.
•New internal controls were implemented effective Q1 2026 related to US sales monitoring, as well as enhanced reviews for inventory levels at the wholesaler and days on hand at the wholesaler.

We have completed the implementation of the remediation actions described above and have begun evaluating the operating effectiveness of the related actions and controls. However, because these controls have not been operating for a sufficient period of time to allow management to evaluate their effectiveness, management continues to conclude that the material weaknesses described above exist as of the reporting date of March 31, 2026. The process of designing and maintaining effective internal control over financial reporting is an ongoing process that requires management to anticipate and respond to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate existing material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until the related controls have operated for a sufficient period of time, and management has concluded, based on testing that the controls are effective.

Quarterly Changes in Internal Control Over Financial Reporting

As described above under “Remediation Plan and Activities”, we implemented changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” to the Condensed Consolidated Financial Statements included in Part I, Item. 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Merger with Sun Pharma

The closing of our proposed merger with and into Sun Pharma is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the merger agreement may be terminated and the transaction may not be completed.

On April 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sun Pharma and the additional parties thereto, relating to the merger. The consummation of the merger is subject to various conditions, including, among others, customary conditions relating to: the adoption of the Merger Agreement by the holders of a majority of the outstanding shares entitled to vote on such matter at a stockholders’ meeting duly called and held for such purpose; the expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain non-U.S. antitrust and foreign direct investment approvals; the absence of any law or order making unlawful or restraining, enjoining or otherwise prohibiting consummation of the Merger; the absence of any “Company Material Adverse Effect” (as defined in the Merger Agreement) having occurred since the signing that is continuing as of the closing; the filing or receipt of required regulatory approvals without the imposition of any term, condition or consequence the acceptance of which would constitute a “Substantial Detriment” (as defined in the Merger Agreement) and other customary conditions relating to the accuracy of representations and warranties and performance of covenants.

The governmental authorities from which authorizations under antitrust and foreign investment laws, including the HSR Act, are required have broad discretion in administering the governing laws and regulations. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger.

The failure to satisfy all of the required conditions could delay the completion of the merger by a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed within the expected timeframe or at all.

Failure to complete the merger could adversely affect our stock price and future business and financial results, and our ability to continue as a going concern may be adversely affected.

There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the merger, including the following: following, or in connection with, the termination of the Merger Agreement, in certain circumstances, we will be required to pay Sun Pharma a termination fee of $120,000,000; we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, and substantial acquisition-related costs, including employee retention expenses, regardless of whether the merger closes; under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the merger, which may adversely affect our ability to execute certain of our business strategies; and the proposed merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

In addition, the Merger Agreement restricts our ability to conduct certain significant financing transactions prior to the closing of the merger, and we may therefore be unable to raise the capital required to execute certain of our business strategies. Further, while we believe that our existing cash resources and cash generated by operations, supplemented as necessary by periodic utilization of our revolving credit facility, provide sufficient liquidity to support our near-term working and capital expenditure needs, service the ongoing principal and interest payments on our existing indebtedness, and satisfy our other funding and investment requirements for the next 24 months, we do not expect to generate sufficient cash from operations to repay at maturity the entirety of the then-outstanding balances of our term loan, 4.125% secured notes, and 2.875% euro-denominated secured notes, all of which mature in 2028 (collectively, our “2028 debt”). If the proposed merger does not close, we would be dependent upon our ability to access the credit markets or source additional equity investments to repay or refinance the outstanding balances of our 2028 debt. In addition, our ability to service our indebtedness and to fund our other liquidity requirements will depend on our ability to generate and access cash in the future, which is subject to general economic, financial, contractual, competitive, legislative, regulatory and other factors.

Failure to raise significant amounts of funding to repay our 2028 debt at maturity would adversely affect our financial condition and could result in a going concern qualification with respect to our annual audited financial statements. We could also be required to raise capital via equity transactions (which may be dilutive to existing investors or provide new investors with rights, preferences, or privileges senior to our common stock), sale of significant assets, and significant cost reduction measures. Even if we are able to reduce or refinance our existing debt, we expect that such actions would result in increased interest expenses, subject us to additional financial covenants and other lender protections, and require significant use of our other available liquidity and capital resources. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, including our ability to raise capital, fund our business development initiatives, maintain relationships with third parties with whom we conduct business, including customers, vendors and lenders, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured, and no assurance can be given that such financing or asset sales will be available or, if available, that they will be on commercially favorable terms.

If the merger is not completed, these risks could materially affect our business and financial results and our stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the merger will be completed.

The announcement and pendency of the merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. For example, we may forego opportunities we may have otherwise pursued absent the proposed merger. Uncertainty as to whether the merger will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their roles following the merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the merger and therefore is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the merger could be exacerbated by any delays in completion of the merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter, but does not prevent, a third party from proposing an alternative transaction that the Company could consider within the parameters set forth in the Merger Agreement.

The Merger Agreement contains a customary “no-shop” provision which, subject to certain exceptions, restricts our ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement) or to engage in discussions or negotiations relating to an Acquisition Proposal. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Litigation may arise in connection with the merger, which could be costly and divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the merger. Regardless of the outcome of any future litigation related to the merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the merger may materially adversely affect our business, financial condition and operating results. If the merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the merger. Any litigation related to the merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

2.1	—
Agreement and Plan of Merger, dated as of April 26, 2026, by and among Organon & Co., Sun Pharmaceutical Holdings USA, Inc., Sun Pharma America, Inc. and, solely for the purposes of certain Covered Provisions of the Merger Agreement (as defined therein), Sun Pharmaceutical Industries Limited, Sun Pharma Canada Inc. and Sun Pharma (Netherlands) B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2026).

*+10.1	—	Form of Global Terms for 2026 Performance Share Unit Award Under the Organon & Co. 2021 Incentive Stock Plan.
*+10.2	—	Form of Global Terms for 2026 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock.
*+10.3	—	Form of Global Terms for 2026 Performance Share Unit Award Under the Organon & Co. 2021 Incentive Stock Plan (Interim Chief Executive Officer).
*+10.4	—	Form of Global Terms for 2026 Restricted Stock Unit Grants Under the Organon & Co. 2021 Incentive Stock Plan (Interim Chief Executive Officer).
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith.
	**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: May 4, 2026	/s/ Lynette Holzbaur
Lynette Holzbaur
Senior Vice President Finance - Corporate Controller

Date: May 4, 2026	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer