Form 10-Q
period 2026-06-30
Organon & Co.
filed 2026-07-31
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on July 24, 2026: 262,609,433

The following notations in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Form 10-Q”) have the meanings as set forth below:

“1” Indicates, in this Form 10-Q, brand names of products, that are not available in the United States.

“2” Indicates, in this Form 10-Q, brand names of products that are trademarks not owned by Organon & Co. or its subsidiaries. Humira is a trademark registered in the United States in the name of AbbVie Biotechnology Ltd.; Enbrel is a trademark registered in the United States in the name of Immunex Corporation; Remicade is a trademark registered in the United States in the name of Janssen Biotech, Inc.; Herceptin and Perjeta are trademarks registered in the United States in the name of Genentech, Inc.; Emgality is a trademark registered in the United States in the name of Eli Lilly and Company (used under license); Prolia and Xgeva are trademarks registered in the U.S. in the name of Amgen Inc.; Jada is a trademark registered in the US in the name of Alydia Health, Inc.; and Pyzchiva and Epyztek are trademarks registered in the United States, Canada and Australia in the name of Samsung Bioepis Co., Ltd. (used under license). Brand names of products that are in all italicized letters, without the footnote, are trademarks of, or are otherwise licensed by, Organon & Co. and/or one of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,558	$1,594	$3,018	$3,107
Cost of sales	711	720	1,388	1,392
Gross profit	847	874	1,630	1,715

Selling, general and administrative	434	453	858	873
Research and development	90	95	183	191
Acquired in-process research and development and milestones	1	—	1	6
Restructuring costs	—	2	31	88
Interest expense	108	131	219	255
Exchange losses (gains)	2	(1)	9	(5)
Other expense (income), net	29	(35)	(67)	(23)
Income before income taxes	183	229	396	330
Income tax expense	75	84	142	98
Net income	$108	$145	$254	$232

Earnings per share:
Basic	$0.41	$0.56	$0.97	$0.90
Diluted	$0.40	$0.56	$0.95	$0.89

Weighted average shares outstanding:
Basic	262,611	259,939	261,497	258,906
Diluted	270,449	260,156	266,679	260,584

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$108	$145	$254	$232
Other Comprehensive (Loss) Income, Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	—	—	1	—
Cumulative translation adjustment	(9)	45	(22)	77
	(9)	45	(21)	77
Comprehensive income	$99	$190	$233	$309

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	June 30, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$1,132	$574
Accounts receivable (net of allowance for doubtful accounts of $13 in 2026 and $12 in 2025)	1,492	1,331
Inventories (excludes inventories of $273 in 2026 and $236 in 2025 classified in Other assets)	1,351	1,406
Other current assets	1,136	1,033
Assets held for sale	—	8
Total Current Assets	5,111	4,352
Property, plant and equipment, net	1,281	1,303
Goodwill	4,153	4,153
Intangibles, net	1,112	1,130
Other assets	1,521	1,539
Noncurrent assets held for sale	—	390
Total Assets	$13,178	$12,867

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$74	$16
Trade accounts payable	1,051	952
Accrued and other current liabilities	1,407	1,335
Income taxes payable	84	85
Liabilities held for sale	—	2
Total Current Liabilities	2,616	2,390
Long-term debt	8,479	8,628
Deferred income taxes	51	57
Other noncurrent liabilities	1,026	1,008
Noncurrent liabilities held for sale	—	32
Total Liabilities	12,172	12,115
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 262,609 in 2026 and 260,316 in 2025	3	3
Additional paid-in capital	199	167
Retained earnings	1,352	1,109
Accumulated other comprehensive loss	(548)	(527)
Total Stockholders’ Equity	1,006	752
Total Liabilities and Stockholders’ Equity	$13,178	$12,867
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at April 1, 2025	257,950	$3	$130	$1,026	$(617)	$542
Net income	—	—	—	145	—	145
Other comprehensive income, net of taxes	—	—	—	—	45	45
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(8)	—	(8)
Stock-based compensation plans and other	2,015	—	9	—	—	9
Balance at June 30, 2025	259,965	$3	$139	$1,163	$(572)	$733

Balance at April 1, 2026	262,649	$3	$186	$1,253	$(539)	$903
Net income	—	—	—	108	—	108
Other comprehensive loss, net of taxes	—	—	—	—	(9)	(9)
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(9)	—	(9)
Stock-based compensation plans and other	(40)	—	13	—	—	13
Balance at June 30, 2026	262,609	$3	$199	$1,352	$(548)	$1,006

Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	232	—	232
Other comprehensive income, net of taxes	—	—	—	—	77	77
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(79)	—	(79)
Stock-based compensation plans and other	2,166	—	31	—	—	31
Balance at June 30, 2025	259,965	$3	$139	$1,163	$(572)	$733

Balance at January 1, 2026	260,316	$3	$167	$1,109	$(527)	$752
Net income	—	—	—	254	—	254
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Cash dividends declared on common stock ($0.04 per share)	—	—	—	(11)	—	(11)
Stock-based compensation plans and other	2,293	—	32	—	—	32
Balance at June 30, 2026	262,609	$3	$199	$1,352	$(548)	$1,006
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$254	$232
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	73	70
Amortization	93	103
Impairment of assets	—	9
Acquired in-process research and development and milestones	1	6
Accretion and changes in fair value in contingent consideration	4	23
Deferred income tax expense (benefit)	19	(7)
Stock-based compensation	44	46
Unrealized foreign exchange (gain) loss	(9)	1
Gain on sale of Jada	(81)	—
Gain on debt repurchase	—	(46)
Other	17	44
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(176)	(76)
Inventories	(24)	(31)
Other current assets	(91)	(78)
Trade accounts payable	106	(109)
Accrued and other current liabilities	75	(59)
Income taxes payable	3	46
Other	24	121
Net Cash Flows Provided by Operating Activities	332	295
Cash Flows from Investing Activities
Capital expenditures	(79)	(71)
Proceeds from sale of property, plant and equipment	—	1
Acquired in-process research and development and milestones	(10)	(10)
Proceeds from sale of Jada	433	—
Dermavant acquisition, net of cash acquired	—	(75)
Purchase of product rights and asset acquisition	(34)	(55)
Net Cash Flows Provided by (Used) in Investing Activities	310	(210)
Cash Flows from Financing Activities
Proceeds from debt	—	430
Repayments of debt	(32)	(634)
Employee withholding taxes related to stock-based awards	(7)	(13)
Dividend payments	(11)	(81)
Net Cash Flows Used in Financing Activities	(50)	(298)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34)	137
Net Increase (Decrease) in Cash and Cash Equivalents	558	(76)
Cash and Cash Equivalents, Beginning of Period	574	675
Cash and Cash Equivalents, End of Period	$1,132	$599
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

Organon’s operations include the following product portfolios:

•Women’s Health: Organon’s health portfolio of products is sold by prescription primarily in two therapeutic areas: contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring); and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive in a class recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. The Jada®2 device is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. In January 2026, the Company divested the Jada® System to Laborie Medical Technologies Corporation (“Laborie”).

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

On April 26, 2026, the Company entered into a definitive agreement with Sun Pharmaceutical Industries Limited (“Sun Pharma”) under which Sun Pharma will acquire all of the Company’s outstanding shares of common stock for $14.00 per share in cash. Completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s stockholders. On July 23, 2026, the Company received stockholder approval at its special meeting of stockholders. The transaction is expected to close in early 2027.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Recently Issued Accounting Standards Not Yet Adopted

In October 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Among other things, the ASU adds the scope exception from derivative accounting for contracts that are not exchange-traded and have features based on operations or activities specific to one of the parties involved, reducing complexity and diversity in practice. The amendments in this ASU are effective for annual periods beginning on January 1, 2027, and should be applied on a prospective basis, with the option to apply the amendments on a modified retrospective basis; early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

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

In April 2026, the European Commission granted marketing authorization for Poherdy® (pertuzumab) 420 mg/14 mL injection for intravenous use, the first and only approved biosimilar to Perjeta2 (pertuzumab) in Europe, for all indications of the product. As a result, sales-based milestones related to the Henlius agreement were determined to be probable of being achieved and the Company recognized intangible assets of $10 million related to these milestones.

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, Organon entered into an exclusive license agreement with Sebela for the global rights to Miudella®, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025. Under the terms of the agreement, Organon paid $27.5 million in June 2026, with potential sales-based milestone payments of up to $505 million, and tiered double-digit royalties based on net sales. In the second quarter of 2026, the Company recognized an intangible asset of $27.5 million. The intangible assets will be amortized over 8 years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, the Company divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain customary closing adjustments, including inventory value, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 Company employees transferred to Laborie as part of this transaction.

Upon the closing of the divestiture, the Company recognized a net gain on the sale of the Jada System of $81 million recognized in Other expense (income), net in the Condensed Consolidated Statement of Income for the six months ended June 30, 2026.

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

Details of assets and liabilities held for sale as of December 31, 2025 are as follows:

Inventory	$8
Assets held for sale	$8

Goodwill	$226
Intangible assets, net	164
Noncurrent assets held for sale	$390

Accrued and other current liabilities	$2
Liabilities held for sale	$2

Deferred taxes	$32
Noncurrent liabilities held for sale	$32

Oss Biotech Site

In July 2025, Organon acquired the Oss Biotech manufacturing facility in the Netherlands from Merck & Co., Inc., Rahway, NJ, U.S. (“Merck”). This agreement covers Organon’s fertility drug substance production and associated support functions. Organon paid aggregate consideration of $25 million for the facility, of which $15 million was paid in July 2025, with the remainder paid during the second quarter of 2026. In addition to the purchase of the facility, the Company also paid $71 million for the purchase of the remaining inventory at the site.

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$108	$145	$254	$232

Basic weighted average number of shares outstanding	262,611	259,939	261,497	258,906
Stock awards and equity units (share equivalent)	7,838	217	5,182	1,678
Diluted weighted average common shares outstanding	270,449	260,156	266,679	260,584

EPS:
Basic	$0.41	$0.56	$0.97	$0.90
Diluted	$0.40	$0.56	$0.95	$0.89

Anti-dilutive shares excluded from the calculation of EPS	9,337	18,568	9,029	17,761

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units, and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$129	$101	$230	$163	$77	$240	$256	$175	$431	$339	$148	$488
Follistim AQ	17	43	59	30	43	74	38	82	120	65	77	142
NuvaRing	9	18	27	7	21	28	14	37	51	13	37	50
Ganirelix Acetate Injection	2	24	26	3	25	27	4	48	52	7	47	54
Marvelon/Mercilon	—	32	32	—	33	33	—	58	58	—	72	72
Jada (3)	—	—	—	18	—	18	5	—	5	33	—	33
Other Women’s Health (1)	15	29	45	14	27	42	33	58	90	30	57	86
General Medicines
Biosimilars
Renflexis	44	21	65	46	17	63	87	36	122	90	30	120
Hadlima	55	24	79	36	14	50	106	40	146	69	27	96
Ontruzant	5	1	6	5	26	31	9	2	11	8	41	49
Brenzys	—	14	14	—	22	22	—	34	34	—	36	36
Bildyos/Bilprevda	14	5	19	—	—	—	20	15	35	—	—	—
Other Biosimilars (1)	10	2	12	3	4	7	15	5	20	3	10	13
Established Brands
Cardiovascular
Atozet	—	80	80	—	86	86	—	165	165	—	162	162
Zetia	2	95	96	1	72	74	3	181	183	3	156	159
Cozaar/Hyzaar	2	48	50	2	54	56	5	103	107	4	107	111
Vytorin	1	20	21	1	26	27	2	40	42	2	48	50
Rosuzet	—	5	5	—	6	6	—	11	11	—	10	10
Other Cardiovascular (1)	1	23	25	1	33	34	1	50	53	1	64	65
Respiratory
Singulair	2	46	48	2	64	66	4	84	88	4	136	140
Nasonex	—	58	58	—	66	66	—	123	123	—	137	137
Dulera	30	11	41	32	9	41	53	23	76	66	19	84
Clarinex	1	30	30	1	33	34	2	60	61	1	67	68
Other Respiratory (1)	16	1	18	11	3	14	27	3	30	21	6	27
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	69	69	—	63	63	—	128	128	—	124	124
Fosamax	1	24	25	—	34	34	1	53	54	2	65	67
Diprospan	—	44	44	—	41	41	—	79	79	—	71	71
Vtama	34	1	35	29	2	31	57	3	60	49	6	54
Other Non-Opioid Pain, Bone and Dermatology (1)	4	75	79	4	76	80	7	140	147	7	143	151
Other
Propecia	2	34	36	1	30	32	3	62	65	3	55	58
Emgality	—	54	54	—	42	42	—	108	108	—	74	74
Proscar	—	20	20	—	22	22	—	46	46	—	46	46
Other (1)	2	94	96	3	85	87	4	178	184	5	159	164
Other (2)	—	14	14	1	24	23	—	32	33	1	44	46
Revenues	$398	$1,160	$1,558	$414	$1,180	$1,594	$756	$2,262	$3,018	$826	$2,281	$3,107
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies unless otherwise indicated.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.
(3) Jada is a trademark registered in the US in the name of Alydia Health, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Europe and Canada	$432	$419	$845	$795
United States	398	414	756	826
Asia Pacific and Japan	232	250	457	502
China	208	204	402	409
Latin America, Middle East, Russia, and Africa	269	285	516	524
Other (1)	19	22	42	51
Revenues	$1,558	$1,594	$3,018	$3,107
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”), and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Stock-based compensation expense recognized in:
Cost of sales	$4	$4	$7	$8
Selling, general and administrative	16	14	29	30
Research and development	5	4	8	8
Total	$25	$22	$44	$46

Income tax benefits	$5	$5	$9	$10

The fair value of options granted was determined using the following assumptions:

Six Months Ended June 30,
2025
Expected dividend yield	7.41%
Risk-free interest rate	4.08
Expected volatility	40.25
Expected life (years)(1)	5.89
(1)The expected term was estimated using the historical option‑exercise and settlement patterns, supplemented by a midpoint‑based assumption applied to awards meeting a one‑year post‑grant eligibility filter.

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the six months ended June 30, 2026 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2026	7,519	$27.30	$6.99	9,716	$15.35	589	$23.61
Granted/Issued	—	—	—	13,585	6.02	2,128	8.27
Vested/Exercised	—	—	—	(3,497)	17.81	(193)	23.20
Forfeited/Cancelled	(2,299)	30.78	8.11	(1,053)	9.68	(140)	23.20
Outstanding as of June 30, 2026	5,220	$25.76	$6.50	18,751	$8.45	2,384	$9.98

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of June 30, 2026:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	5,126	$25.76	$—	6.23	3,949	$29.00	$—	5.49
RSUs	17,065		254	2.19
PSUs	2,328		36	2.22

The amount of unrecognized compensation costs as of June 30, 2026 was $162 million, which will be recognized in operating expense ratably over the weighted average vesting period of 2.16 years.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	June 30, 2026	December 31, 2025
Beginning balance	$8	$14
Severance & severance related costs	31	95
Cash payments and other	(23)	(101)
Ending balance	$16	$8

Organon expects the remaining severance payments associated with the restructuring activities to be paid within the next twelve months.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 41.3% and 37.0% for the three months ended June 30, 2026 and 2025, respectively, and 36.0% and 29.8% for the six months ended June 30, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the six month tax rate is the beneficial impact of the sale of the Jada System. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

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

9. Inventories

Inventories consisted of:

($ in millions)	June 30, 2026	December 31, 2025
Finished goods	$686	$751
Raw materials	12	14
Work in process	845	791
Supplies	78	81
Total (approximates current cost)	$1,621	$1,637
Increase (Decrease) to last in, first out (“LIFO”) costs	3	5
	$1,624	$1,642
Recognized as:
Inventories	$1,351	$1,406
Other assets	273	236

Inventories valued under the LIFO method	155	114

In connection with the Jada divestiture in January 2026, $8 million of inventory was reclassified to Assets held for sale on the Consolidated Balance Sheet as of December 31, 2025.

As part of the Dermavant acquisition in 2024, the Company acquired $97 million of inventory, which included a $63 million purchase accounting inventory fair value adjustment. As of June 30, 2026, the amount has been fully expensed. As of December 31, 2025, there was $7 million remaining in inventory related to the fair value adjustment.

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings consist of the following:

($ in millions)	June 30, 2026	December 31, 2025
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,522	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€707 million in 2026 and €717 million in 2025)	806	843
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,425	1,470
5.125% notes due 2031	1,582	1,582
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	182	179
Other borrowings	8	8
Other (discounts and debt issuance costs)	(72)	(81)
Total principal long-term debt and short-term borrowings	$8,553	$8,644
Less: Current portion of long-term debt and short-term borrowings	74	16
Total Long-term debt, net of current portion	$8,479	$8,628
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of June 30, 2026, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its 2024 acquisition of Dermavant is $156 million.

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

For the six months ended June 30, 2026, the Company had no borrowings or repayments on the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). There were no outstanding balances under the Revolving Credit Facility as of June 30, 2026 or December 31, 2025.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2026	December 31, 2025
Long-term debt	2	$8,438	$7,922
Long-term debt - RIPSA	3	134	136

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

The Company made interest payments related to its debt instruments of $209 million for the six months ended June 30, 2026. The average maturity of the Company’s long-term debt as of June 30, 2026 is approximately 4.1 years and the weighted-average interest rate on total borrowings as of June 30, 2026 is 4.9%.

Notes to Condensed Consolidated Financial Statements (unaudited)
The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $26 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2026	$1
2027	61
2028	3,486
2029	9
2030	21
Thereafter	5,021

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of June 30, 2026, the Company is in compliance with all financial covenants, and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	June 30, 2026	December 31, 2025
Other current assets:
Forward contracts	2	$16	$12
Contingent consideration(a)	3	9	—
Accrued and other current liabilities:
Forward contracts	2	18	11
Other noncurrent liabilities:
Contingent consideration	3	273	269
Cross-currency swap	2	58	82
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

Notes to Condensed Consolidated Financial Statements (unaudited)

Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses (gains) in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses (gains) in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.6 billion and $1.7 billion as of June 30, 2026 and December 31, 2025, respectively. The cash flows and the related gains and losses from these contracts are reported as Operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Euro-denominated debt instruments gain (loss)	$22	$(179)	$71	$(249)
Cross-currency swaps (loss) gain	(3)	(104)	24	(129)

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Derivative loss (gain) in Exchange losses (gains)	$13	$(17)	$25	$(19)
Derivative gain in Interest expense	(3)	(1)	(5)	(5)

Notes to Condensed Consolidated Financial Statements (unaudited)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 5.91% to 7.15%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	June 30, 2026
Beginning balance	$269
Accretion and changes in fair value in Other expense (income), net	4
Ending balance	$273

In the first quarter of 2026, the Company identified an approximate $12 million error related to the fair value remeasurement of tax‑related contingent consideration, including expected net operating loss utilization. An adjustment was recorded to increase Other (income) expense, net during the first quarter of 2026 and relates to amounts that should have been reflected in the fourth quarter of 2025. The contingent consideration liability is appropriately stated as of June 30, 2026. The error was determined not to be material to the current or previously issued financial statements.

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $216 million and $217 million of accounts receivable as of June 30, 2026 and December 31, 2025, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable was not material for the six months ended June 30, 2026 and 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2025, net of taxes	$(17)	$(600)	$(617)
Other comprehensive income, pretax	—	45	45
Tax	—	—	—
Other comprehensive income, net of taxes	—	45	45
Balance at June 30, 2025, net of taxes	$(17)	$(555)	$(572)

Balance at April 1, 2026, net of taxes	$5	$(544)	$(539)
Other comprehensive loss, pretax	—	(9)	(9)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(9)	(9)
Balance at June 30, 2026, net of taxes	$5	$(553)	$(548)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	77	77
Tax	—	—	—
Other comprehensive income, net of taxes	—	77	77
Balance at June 30, 2025, net of taxes	$(17)	$(555)	$(572)

Balance at January 1, 2026, net of taxes	$4	$(531)	$(527)
Other comprehensive income (loss), pretax	1	(22)	(21)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(22)	(21)
Balance at June 30, 2026, net of taxes	$5	$(553)	$(548)

13. Samsung Collaboration

The Company is party to a Development and Commercialization Agreement (the “Samsung Agreement”) with Samsung Bioepis Co., Ltd. (“Samsung Bioepis”) to develop and commercialize multiple pre-specified biosimilar candidates, which have since launched and are part of the Company's product portfolio.

On May 22, 2026, the Samsung Agreement was amended to include commercialization rights for Pyzchiva®2 (ustekinumab biosimilar) in Canada. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 8”).

On May 26, 2026, the Samsung Agreement was amended to extend commercialization rights for certain biosimilar products, including Renflexis and Brenzys, in specified markets for up to seven years beyond the original contract term (“Amendment No. 9”).

In connection with Amendment No. 9, the Company is required to make fixed payments totaling $30 million over a nine-year period from 2026 through 2034. The Company recorded an intangible asset and corresponding liability of $20.8 million, the present value of the future payments. The intangible asset will be amortized over nine years.

The liability is accreted to its contractual value over time using the effective interest method, with accretion recognized within Interest expense to reflect the nature of the underlying arrangement.

Notes to Condensed Consolidated Financial Statements (unaudited)
Amendment No. 9 also includes the return of commercialization rights to Samsung for certain oncology biosimilars, including Ontruzant and Aybintio, in specified ex‑U.S. markets such as Europe, Canada, and Brazil. These returns of rights are subject to defined, phased transition and cutover periods extending from 2026 through 2029, during which the Company may continue to commercialize products and fulfill contractual obligations.

On June 2, 2026, the Samsung Agreement was amended to include commercialization rights for Epyztek®2 in Australia. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 10”).

Under the broader agreement, Samsung Bioepis is responsible for preclinical and clinical development, process development and manufacturing, clinical trials and registration of product candidates, and the Company has an exclusive license for worldwide commercialization with certain geographic exceptions specified on a product-by-product basis. The Company's access rights to each product under the agreement last for 10 years from each product's launch date on a market-by-market basis. Gross profits are shared equally in all markets with the exception of certain markets in Brazil where gross profits are shared 65% to Samsung Bioepis and 35% to the Company. Since the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Generally, profit sharing adjustments are recorded either to Cost of sales (after commercialization) or Selling, general and administrative expenses (prior to commercialization).

Summarized information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Sales	$166	$170	$318	$311
Cost of sales	100	102	191	192
Selling, general and administrative	18	20	36	38

($ in millions)	June 30, 2026	December 31, 2025
Payables to Samsung included in Trade accounts payable	161	94

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of June 30, 2026, only one jurisdiction remains under an Interim Operating Model Agreement.

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

The amounts due under such agreements were:

($ in millions)	June 30, 2026	December 31, 2025
Due from Merck in Accounts receivable	$143	$98
Due to Merck in Accounts payable	374	337

Notes to Condensed Consolidated Financial Statements (unaudited)
Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Sales	$13	$19	$26	$37
Cost of sales	10	16	21	32

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of June 30, 2026, the Fosamax Litigation comprises approximately 498 cases in Federal court, approximately 1,478 cases in New Jersey state court, one case in Pennsylvania state court and approximately 149 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) associated with the use of Fosamax.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in California state court. On March 12, 2026, the Company signed a Master Settlement Agreement with the attorneys representing plaintiffs and all but two of the claimants with unfiled cases, pursuant to which, in exchange for a confidential, but non-material settlement payment, 56 plaintiffs and claimants will release the defendant parties from any liability for their filed and unfiled claims. As of June 30, 2026, Merck had 19 of such cases pending outside the United States, of which seven relate to Implanon and twelve relate to Nexplanon.

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

The court consolidated the securities class actions on March 6, 2026 and appointed Teamsters Local 710 Pension Fund (the “Lead Plaintiff”) as the lead plaintiff. On May 8, 2026, the Lead Plaintiff filed an amended complaint that contained allegations similar to those raised in the complaints filed in the original, individual actions. The amended complaint also raised allegations relating to the Nexplanon matter (defined below). The amended complaint seeks unspecified monetary damages. On May 29, 2026, the Lead Plaintiff informed the defendants that it intended to file a second amended complaint and on June 17, 2026, the court entered an order setting the Company’s time to answer, move or otherwise respond as 60 days from the later of the date on which the court denies the Lead Plaintiff’s motion to file a second amended complaint or the date on which the Lead Plaintiff files a second amended complaint.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Vtama

On July 22, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Encube Ethical Private Limited (Encube) has filed an abbreviated new drug application to the FDA seeking approval to market a generic version of Vtama. Encube’s notice letter included a Paragraph IV certification with respect to twelve patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On July 23, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Mylan Pharmaceuticals, Inc. (Mylan) has filed an abbreviated new drug application to the FDA seeking approval to market a generic version of Vtama. Mylan’s notice letter included a Paragraph IV certification with respect to nine patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On July 27, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Natco Pharma Limited (Natco) has filed an abbreviated new drug application to the FDA seeking approval to market a generic version of Vtama. Natco’s notice letter included a Paragraph IV certification with respect to nine patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. Organon is reviewing the details of the Paragraph IV Certification Letters and intends to defend and enforce its intellectual property rights protecting Vtama.

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of June 30, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Notes to Condensed Consolidated Financial Statements (unaudited)
Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of June 30, 2026 and December 31, 2025 was $8 million and $10 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials, other events that could arise in the course of pending litigation, or the filing of new matters, could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth above, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “possible,” “probable,” “outcome,” “likely,” “could,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “future,” “target,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, uncertainties as to the timing of the proposed transaction with Sun Pharmaceutical Industries Limited (together with its subsidiaries and/or associated companies, “Sun Pharma”); the risk that the proposed transaction may not be completed on the anticipated terms in a timely manner or at all; the possibility that competing offers or acquisition proposals for Organon will be made; the possibility that any or all of the remaining conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement, including in circumstances that would require us to pay a termination fee; the effect of the pendency of the proposed transaction on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, suppliers and others with whom we do business, or our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; the risk that stockholder litigation in connection with the proposed transaction may result in significant costs of defense, indemnification and liability; certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of our common stock, including if the proposed transaction is not consummated; risks that the benefits of the proposed transaction are not realized when and as expected; expanded brand and class competition in the markets in which we operate; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to our customers and business partners; the impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations, recessionary pressures, foreign currency exchange rates, volatile market conditions, and instability in the global banking system; global events, such as regional conflicts in the Middle East and elsewhere; our ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital, and overall condition of the capital and credit markets; actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity; our ability to meet our revenue and growth expectations and outlook; our ability to retain members of our senior management and other key employees; the failure of any supplier to provide substances, materials, or services as agreed, or otherwise meet their obligations to us; the increased cost of supply, manufacturing, packaging, and operations; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive; restructurings or other disruptions at the U.S. Food and Drug Administration (“FDA”), the SEC and other U.S. and comparable foreign government agencies; difficulties in connection with future strategic transactions, including as a result of the impact of macroeconomic or geopolitical developments; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to or affecting Medicare, Medicaid and healthcare reform, pharmaceutical pricing and reimbursement, access to our products, international reference pricing, including Most-Favored-Nation drug pricing, and other pricing-related initiatives and policy efforts; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, labeling changes, or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; reduced research and development investment and increased reliance on fewer research and development programs for new products to generate future revenue and replace existing products that come to the end of their market life cycle; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing healthcare insurance coverage; legal factors, such as product liability claims, stockholder litigation, governmental investigations, and patent disputes; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; volatility of commodity prices, fuel, and shipping rates that impact the costs and/or ability to supply our products; and other factors discussed in our most recently filed Annual Report on Form 10-K, Quarterly Report on Form 10-Q, and subsequent filings, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

Recent Developments

Sun Pharma Transaction

On April 26, 2026, we entered into a definitive agreement with Sun Pharma under which Sun Pharma will acquire all of our outstanding shares of common stock for $14.00 per share in cash. Completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s stockholders. On July 23, 2026, the Company received stockholder approval at its special meeting of stockholders. The Company and Sun Pharma are continuing to work to satisfy the other conditions to closing. The transaction is expected to close in early 2027.

Business Development

Samsung Collaboration

On May 22, 2026, the Samsung Agreement was amended to include commercialization rights for Pyzchiva (ustekinumab biosimilar) in Canada. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 8”). Pyzchiva is expected to launch in Canada in the second half of 2026.

On May 26, 2026, the Samsung Agreement was amended to extend commercialization rights for certain biosimilar products, including Renflexis and Brenzys, in specified markets for up to seven years beyond the original contract term (“Amendment No. 9”).

In connection with Amendment No. 9, the Company is required to make fixed payments totaling $30 million over a nine-year period from 2026 through 2034. The Company recorded an intangible asset and corresponding liability of $20.8 million, the present value of the future payments. The intangible asset will be amortized over nine years.

The liability is accreted to its contractual value over time using the effective interest method, with accretion recognized within Interest expense to reflect the nature of the underlying arrangement.

Amendment No. 9 also includes the return of commercialization rights to Samsung for certain oncology biosimilars, including Ontruzant and Aybintio, in specified ex‑U.S. markets such as Europe, Canada, and Brazil. These returns of rights are subject to defined, phased transition and cutover periods extending from 2026 through 2029, during which the Company may continue to commercialize products and fulfill contractual obligations.

On June 2, 2026, the Samsung Agreement was amended to include commercialization rights for Epyztek in Australia. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 10”). Epyztek is expected to launch in Australia in the second half of 2026.

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, we entered into an exclusive license agreement with Sebela for the global rights to Miudella®, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025 and is estimated to launch commercials sales in the United States in late 2026. Under the terms of the agreement, we paid $27.5 million in June 2026, with potential sales-based milestone payments of up to $505 million, and tiered double-digit royalties based on net sales. In the second quarter of 2026, the Company recognized an intangible asset of $27.5 million.

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, we divested the Jada System to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain closing adjustments, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 Company employees transferred to Laborie as part of this transaction.

Upon the closing of the divestiture, we recognized a net gain on the sale of the Jada System of $81 million recognized in Other expense (income), net in the Condensed Consolidated Statement of Income for the six months ended June 30, 2026.

Operating Results

Sales Overview

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
United States	$398	$414	(4)%	(4)%	$756	$826	(8)%	(8)%
International	1,160	1,180	(2)	(5)	2,262	2,281	(1)	(6)
Total	$1,558	$1,594	(2)%	(5)%	$3,018	$3,107	(3)%	(7)%

Worldwide sales were $1.6 billion for the three months ended June 30, 2026, a decrease of 2%, compared to 2025. Worldwide sales were positively impacted by approximately $42 million or 3%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the three months ended June 30, 2026 primarily reflect the lower sales of:
•Ontruzant, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025;
•Singulair® (montelukast sodium), primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, as well as temporary supply constraints in Japan and mandatory price reductions in China and Japan; and
•Jada, due to no longer having sales following the sale of the Jada System to Laborie in January 2026.

This performance was offset by sales increases for the three months ended June 30, 2026 in:
•Hadlima, due to stronger demand in the United States and Puerto Rico;
•Zetia® (ezetimibe)/Vytorin® (ezetimibe / simvastatin), primarily driven by increased demand in China; and
•Emgality, as a result of increased demand in various international markets.

Worldwide sales were $3.0 billion for the six months ended June 30, 2026, a decrease of 3%, compared to 2025. Worldwide sales during the six months ended June 30, 2026 were positively impacted by approximately $118 million, or approximately 4%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the six months ended June 30, 2026, primarily reflect lower sales of:
•Nexplanon, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding;
•Singulair, primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, as well as temporary supply constraints in Japan and mandatory price reductions in China and Japan;
•Ontruzant, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025; and
•Jada, due to no longer having sales following the sale of the Jada System to Laborie in January 2026.

This performance was offset by sales increases for the six months ended June 30, 2026 in:
•Hadlima, due to stronger demand in the United States and Puerto Rico;
•Emgality, as a result of increased demand in various international markets; and
•Zetia/Vytorin, primarily driven by increased demand in China.

Loss of exclusivity (“LOE”) negatively impacted sales of certain of our products by approximately $6 million and $10 million during the three and six months ended June 30, 2026, respectively, based on the decrease in sales volume of those products compared to 2025. Volume-based procurement (“VBP”) in China negatively impacted sales by approximately $5 million and $7 million during the three and six months ended June 30, 2026, respectively. We expect VBP to continue to negatively impact our general medicines product portfolio for the next several quarters.

Due to changing market conditions, including ongoing regional conflicts in the Middle East and elsewhere, new and evolving U.S. and international tariffs, U.S. tax law changes and regulatory uncertainty that impact our business, as well as the pharmaceutical industry, we have been and will continue to adapt our business and sales strategies to address this changing landscape in order to achieve our business objectives and remain competitive. Such strategies may include implementing or continuing to assess product discount programs and wholesaler inventory levels under the relevant agreements or waivers of their terms for certain key products.

Highlights of the sales of our products for the three and six months ended June 30, 2026 and 2025 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Nexplanon/Implanon NXT	$230	$240	(4)%	(6)%	$431	$488	(12)%	(14)%
NuvaRing	27	28	(4)	(8)	51	50	2	(5)
Marvelon/Mercilon	32	33	(4)	(5)	58	72	(20)	(22)
Follistim AQ	59	74	(19)	(21)	120	142	(16)	(18)
Jada	—	18	(100)	(100)	5	33	(84)	(84)

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 4% and 12% for the three and six months ended June 30, 2026, compared to 2025, respectively, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding. We estimate that expanding use from the new label will begin to favorably offset the reinsertion headwind beginning in the second half of 2026. In 2025, we submitted a similar application for a five-year duration period of use to the EU and UK Health Authorities. The application for five-year duration was approved for the UK in April, 2026. The EU application is currently under review, with potential approval in 2027, subject to health authority review and approval. Outside of the U.S., sales were positively impacted by increased demand and access in Brazil, which we expect to continue for the remainder of 2026.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 4% for the three months ended June 30, 2026, compared to 2025, due to decreased demand in various international markets, partially offset by lower discount rates in the United States. Sales of NuvaRing, increased 2% for the six months ended June 30, 2026, compared to 2025, due to the favorable impact of foreign exchange and lower discount rates in the United States, offset by decreased demand in various international markets.

Worldwide sales of Marvelon™¹ (desogestrel and ethinyl estradiol pill) and Mercilon™¹ (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, declined 4% and 20% for the three and six months ended June 30, 2026, compared to 2025, respectively, as a result of decreased demand and market contraction in China and the timing of shipments in Asia Pacific. In the second quarter of 2026, we received regulatory approval in Japan for Mercilon Combination Tablets, a low-dose estrogen-progestin (LEP) product for the treatment of dysmenorrhea.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, declined 19% and 16% for the three and six months ended June 30, 2026, compared to 2025, respectively, as a result of competitive-driven price reduction in the United States. We expect sales to continue to decline compared to 2025 for the remainder of the year, reflecting the material price decrease implemented in February 2025. We anticipate that year-over-year comparisons will stabilize once a full year has elapsed following the price reduction, assuming no additional structural price decreases occur in the interim.

Other Women’s Health

In January 2026, we completed the sale of the Jada System to Laborie and, thereafter, we were no longer actively selling the Jada System. As a result, worldwide sales of Jada, a device intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted, significantly declined for the three and six months ended June 30, 2026, compared to 2025, respectively.

General Medicines

Biosimilars

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Renflexis	$65	$63	4%	3%	$122	$120	2%	1%
Hadlima	79	50	59	58	146	96	51	51
Ontruzant	6	31	(81)	(81)	11	49	(77)	(77)
Brenzys	14	22	(34)	(37)	34	36	(5)	(10)
Bildyos/Bilprevda	19	—	*	*	35	—	*	*
* Calculation not meaningful.

Renflexis is a biosimilar to Remicade2(infliximab) for the treatment of certain autoimmune conditions. Sales increased 4% and 2% for the three and six months ended June 30, 2026, compared to 2025, respectively, primarily due to increased demand in Canada, partially offset by competitive pressure and unfavorable discount rates in the United States.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. Sales increased 59% and 51% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to stronger demand in the United States and Puerto Rico. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three and six months ended June 30, 2026, compared to 2025, declined 81% and 77%, respectively, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three and six months ended June 30, 2026, compared to 2025, declined 34% and 5%, respectively, as a result of the timing of shipments in Brazil. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, are biosimilars to Prolia and Xgeva, respectively, for all indications of the reference products. Sales were $19 million and $35 million for the three and six months ended June 30, 2026, respectively, as a result of the product launch in the third quarter of 2025.

Established Brands

Cardiovascular

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Atozet	$80	$86	(7)%	(9)%	$165	$162	1%	(2)%
Zetia/Vytorin	118	101	16	12	226	209	8	3
Cozaar/Hyzaar	50	56	(10)	(13)	107	111	(3)	(7)

Sales of Atozet™¹ (ezetimibe and atorvastatin), a medicine for lowering LDL cholesterol, decreased 7% for the three months ended June 30, 2026 compared to 2025, due to unfavorable pricing in Europe, partially offset by increased demand in Korea. Sales of Atozet increased 1% for the six months ended June 30, 2026, compared to 2025, primarily due to favorable foreign exchange, increased demand in China, due to the product launch in 2025, in Asia Pacific and Korea as well as volume uptake in certain countries in Europe, partially offset by unfavorable pricing in Europe.

Combined global sales of Zetia, which is marketed as Ezetrol™ in most countries outside the United States; and of Vytorin, which is marketed as Inegy™ outside the United States, which are medicines for lowering LDL cholesterol, increased 16% and 8% for the three and six months ended June 30, 2026, compared to 2025, respectively, primarily driven by increased demand in China.

Combined global sales of Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide), which are medicines for the treatment of hypertension, declined 10% and 3% for the three and six months ended June 30, 2026, compared to 2025, respectively, driven by decreased demand in various international markets.

Respiratory

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Singulair	$48	$66	(27)%	(27)%	$88	$140	(37)%	(39)%
Nasonex	58	66	(12)	(16)	123	137	(10)	(17)
Dulera	41	41	1	—	76	84	(10)	(11)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 27% and 37% for the three and six months ended June 30, 2026, compared to 2025, respectively. This decline during these periods was primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, as well as temporary supply constraints in Japan and mandatory price reductions in China and Japan.

Global sales of Nasonex® (mometasone furoate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, declined 12% and 10% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to competitive pressure in various international markets.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™ in certain markets outside of the United States, a combination medicine for the treatment of asthma, increased 1% for the three months ended June 30, 2026, compared to 2025, primarily due to the favorable impact of foreign exchange, offset by decreased demand in the United States. Global sales of Dulera declined 10% for the six months ended June 30, 2026, compared to 2025, primarily due to decreased demand in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Arcoxia	$69	$63	11%	6%	$128	$124	3%	(4)%
Vtama	35	31	15	15	60	54	11%	11%

Sales of Arcoxia™ ¹ (etoricoxib), a medicine for the treatment of arthritis and pain, increased 11% and 3% for the three and six months ended June 30, 2026, compared to 2025, due to increased demand in China and the phasing of shipments in various international regions.

Sales of Vtama, a cream for the topical treatment of mild, moderate, and severe plaque psoriasis in adults and atopic dermatitis, also known as eczema, in adults and children two years of age and older, increased 15% and 11% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to increased demand and favorable discount rates in the United States, partially offset by lower demand in Japan. We anticipate launching Vtama in certain international markets in 2026 and beyond, subject to health authority reviews and approvals.

Other

	Three Months Ended June 30,		% Change	% Change Excluding Foreign Exchange	Six Months Ended June 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Emgality	$54	$42	27%	20	$108	$74	45%	33%

Sales of Emgality, a medicine for the preventive treatment of migraine, increased 27% and 45% for the three and six months ended June 30, 2026, compared to 2025, respectively, as a result of increased demand in various international markets.

Gross Profit, Expenses and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2026	2025		2026	2025
Cost of sales	$711	$720	(1)%	$1,388	$1,392	—%
Gross profit	847	874	(3)	1,630	1,715	(5)

Selling, general and administrative	434	453	(4)	858	873	(2)
Research and development	90	95	(5)	183	191	(4)
Acquired in-process research and development and milestones	1	—	*	1	6	(83)
Restructuring costs	—	2	(100)	31	88	(65)
Interest expense	108	131	(18)	219	255	(14)
Exchange losses (gains)	2	(1)	*	9	(5)	*
Other expense (income), net	29	(35)	*	(67)	(23)	*
* Calculation not meaningful.

Cost of Sales

Cost of sales decreased 1% and less than 1% for the three and six months ended June 30, 2026, compared to 2025, respectively, driven by our product mix and the impact of unfavorable foreign exchange. Cost of sales for the three and six months ended June 30, 2026 includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $0 and $7 million, respectively, and amortization of intangible assets of $46 million and $93 million, respectively. Cost of sales for the three and six months ended June 30, 2025, includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $10 million and $19 million, respectively, an impairment charge related to a currently marketed women’s health product of $9 million and amortization of intangible assets of $53 million and $103 million, respectively.

Gross Profit update

Gross profit decreased 3% and 5% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to the impact of unfavorable volume, pricing and product mix and unfavorable foreign exchange.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4% and 2% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to reduced headcount-related costs and lower spending as part of our cost-saving and restructuring initiatives.

Research and Development

Research and development expenses decreased 5% for each of the three and six months ended June 30, 2026, compared to 2025, primarily due to reduced headcount-related costs related to our restructuring initiatives and a decrease in clinical study activity. During 2025, we discontinued the clinical development programs for investigational candidates OG-6219 and OG-7191.

Acquired In-Process Research and Development and Milestones

For the six months ended June 30, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Suzhou Centergene Pharmaceuticals, due to the evolving fertility landscape in China.

Restructuring Costs

For the six months ended June 30, 2026, we incurred restructuring costs of $31 million related to our 2026 restructuring initiatives to streamline and optimize our research and development and manufacturing operations, focusing on enhancing efficiency and aligning resources with strategic priorities. For the six months ended June 30, 2025, we incurred restructuring costs of $88 million, comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025.

Interest Expense

Interest expense decreased 18% and 14% for the three and six months ended June 30, 2026, compared to 2025, respectively, due to the repurchase and cancellation of approximately $419 million of the Company’s 5.125% notes due in 2031 (the “2031 Notes”) during the second and fourth quarters of 2025, mandatory prepayments to our term loans in the first quarter of 2026 and lower reference rates on our USD-denominated variable rate debt.

Exchange Losses (Gains)

Exchange losses (gains) were unfavorable for the three and six months ended June 30, 2026, compared to 2025, respectively primarily due to unfavorable movements in certain foreign currencies relative to the U.S. dollar.

Other Expense (Income), net

Other expense (income), net was impacted for the three months ended June 30, 2026, by $17 million due to an unfavorable resolution of a working capital matter related to the Dermavant acquisition and $9 million related to the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts. Other expense (income), net was impacted for the six months ended June 30, 2026, by an $81 million net gain related to the divestiture of the Jada System to Laborie in the first quarter of 2026, $17 million due to an unfavorable resolution of a working capital matter related to the Dermavant acquisition and $4 million related to the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts.

Taxes on Income

The effective income tax rates were 36.0% and 29.8% for the six months ended June 30, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the six month tax rate is the beneficial impact of the sale of the Jada System. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $1.13 billion. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. Our ability to raise new capital or refinance our debt, will depend on the capital markets and our financial condition at such times.

Working capital is defined as current assets less current liabilities and was $2.50 billion and $1.96 billion as of June 30, 2026 and December 31, 2025, respectively. Working capital was positively impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments and the proceeds from the divestiture of the Jada System.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $216 million and $217 million of our accounts receivable as of June 30, 2026 and December 31, 2025, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on our accounts receivable factoring and related agreements.

Net cash provided by operating activities was $332 million for the six months ended June 30, 2026, compared to $295 million for the same period in the prior year due to our active cash cycle management.

Net cash provided by investing activities was $310 million for the six months ended June 30, 2026, compared to $210 million used in investing activities for the same period in the prior year, primarily due to proceeds from the divestiture of the Jada system and decreased milestone payments.

Net cash used in financing activities was $50 million for the six months ended June 30, 2026, compared with $298 million for the same period in the prior year, primarily driven by decreased dividend payments and decreased repayments of debt in the current year.

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

Our contractual obligations as of June 30, 2026, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details. As of June 30, 2026, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the second quarter of 2026, we paid cash dividends of $0.02 per share. On July 31, 2026, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on September 10, 2026, to stockholders of record at the close of business on August 14, 2026.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2026. There have been no changes to our accounting policies as of June 30, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the Condensed Consolidated Financial Statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended June 30, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 in connection with the filing of this report. Based on this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we previously identified the following material weaknesses in our internal control over financial reporting.

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

These material weaknesses did not result in misstatements of our previously reported historical financial statements. Each of these material weaknesses could have resulted in a misstatement of substantially all account balances or disclosures that could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected.

During 2026, management executed upon its previously disclosed remediation plan to address the material weaknesses described above. We devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. We established a Remediation Plan Task Force to serve as a Project Management Office to monitor our remediation efforts and have also engaged external legal, accounting, financial and other consulting and professional services firms to assist in the development and execution of our comprehensive remediation plan. Actions taken include:

•On October 27, 2025, our Board of Directors enacted Company leadership changes with the executive appointments of Joseph Morrissey as our Interim CEO and Carrie S. Cox as our Interim Executive Chair, with Mr. Morrissey and Ms. Cox being appointed to such roles on a permanent basis on April 26, 2026.
•On October 27, 2025, Michael Casia was appointed as Interim Head of US Commercial and Government Affairs, with Mr. Casia being appointed to this role on a permanent basis on May 6, 2026.
•Beginning in November 2025, we held multiple Founders meetings with employees, including Global Founders Forums and U.S. Commercial Town Hall. Senior leadership disseminated Company-wide and team-specific communications to emphasize our commitment to our core values, compliance, integrity and ethics.
•On December 2, 2025, our Board of Directors ratified our enhanced Code of Conduct to clarify responsibilities related to our financial reporting and disclosures, including awareness of the options to raise concerns or questions to our management, human resources, compliance, legal, the technical accounting department and/or through the SpeakUp Tool, which is available globally as an alternate, confidential channel for raising concerns.
•On January 30, 2026, we communicated and launched training on our Code of Conduct, as amended, regarding ethical tone, corporate culture and appropriate business practices.
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
•On February 25, 2026, an enhancement to the Company’s Annual Ethics and Policy Certification was launched to all of our employees, requiring all founders to review and certify their understanding of ethical responsibilities and compliance with laws, regulations, and Organon policies, including our Code of Conduct.
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

Our management completed testing of the implemented remediation actions described above during the quarter ended June 30, 2026, and found them to be operating effectively. As a result, management has concluded that the material weaknesses in internal control over financial reporting have been remediated as of June 30, 2026.

Quarterly Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15 “Contingencies” to the Condensed Consolidated Financial Statements included in Part I, Item. 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

*♦†10.1		Amendment No. 8 to Development and Commercialization Agreement, dated May 22, 2026, by and between Samsung Bioepsis Co., Ltd. and Organon LLC.
*♦†10.2		Amendment No. 9 to Development and Commercialization Agreement, dated May 26, 2026, by and between Samsung Bioepsis Co. Ltd. and Organon LLC.
*♦†10.3		Amendment No. 10 to Development and Commercialization Agreement, dated June 2, 2026, by and between Samsung Bioepsis Co., Ltd. and Organon LLC.
+10.4		Amended and Restated Organon & Co. 2021 Incentive Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2026).
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
	♦	Certain confidential information contained in portions of this exhibit, marked by [***] has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are (i) not material and (ii) are the type of information the registrant customarily and actually treats as private or confidential.
	†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith.
	**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: July 31, 2026	/s/ Lynette Holzbaur
Lynette Holzbaur
Senior Vice President Finance - Corporate Controller

Date: July 31, 2026	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer