Form 10-Q
period 2026-09-30
Organon & Co.
filed 2026-10-30
CIK 1821825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of the close of business on October 23, 2026: 262,621,584

The following notations in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Form 10-Q”) have the meanings as set forth below:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Organon & Co.
Condensed Consolidated Statements of Income
(Unaudited, $ in millions except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,574	$1,602	$4,592	$4,709
Cost of sales	705	745	2,093	2,137
Gross profit	869	857	2,499	2,572

Selling, general and administrative	421	415	1,279	1,288
Research and development	83	84	266	275
Acquired in-process research and development and milestones	—	—	1	6
Restructuring costs	—	—	31	88
Interest expense	106	128	325	383
Exchange losses	6	17	15	12
Other income, net	(2)	(30)	(69)	(53)
Income before income taxes	255	243	651	573
Income tax expense	91	83	233	181
Net income	$164	$160	$418	$392

Earnings per share:
Basic	$0.62	$0.61	$1.60	$1.51
Diluted	$0.60	$0.61	$1.56	$1.50

Weighted average shares outstanding:
Basic	262,616	259,975	261,874	259,266
Diluted	272,384	260,653	268,585	260,611

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$164	$160	$418	$392
Other Comprehensive Income (Loss), Net of Taxes:
Benefit plan net gain and prior service credit, net of amortization	—	—	1	—
Cumulative translation adjustment	9	(2)	(13)	75
Total other comprehensive income (loss), net of taxes	9	(2)	(12)	75
Comprehensive income	$173	$158	$406	$467

The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Balance Sheets
(Unaudited, $ in millions except shares in thousands and per share amounts)

	September 30, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$1,455	$574
Accounts receivable (net of allowance for doubtful accounts of $13 in 2026 and $12 in 2025)	1,480	1,331
Inventories (excludes inventories of $283 in 2026 and $236 in 2025 classified in Other assets)	1,355	1,406
Other current assets	1,079	1,033
Assets held for sale	—	8
Total Current Assets	5,369	4,352
Property, plant and equipment, net	1,286	1,303
Goodwill	4,153	4,153
Intangibles, net	1,065	1,130
Other assets	1,528	1,539
Noncurrent assets held for sale	—	390
Total Assets	$13,401	$12,867

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$69	$16
Trade accounts payable	982	952
Accrued and other current liabilities	1,522	1,335
Income taxes payable	79	85
Liabilities held for sale	—	2
Total Current Liabilities	2,652	2,390
Long-term debt	8,485	8,628
Deferred income taxes	45	57
Other noncurrent liabilities	1,026	1,008
Noncurrent liabilities held for sale	—	32
Total Liabilities	12,208	12,115
Contingencies (Note 15)

Organon & Co. Stockholders’ Equity:
Common stock, $0.01 par value Authorized - 500,000 Issued and outstanding - 262,622 in 2026 and 260,316 in 2025	3	3
Additional paid-in capital	218	167
Retained earnings	1,511	1,109
Accumulated other comprehensive loss	(539)	(527)
Total Stockholders’ Equity	1,193	752
Total Liabilities and Stockholders’ Equity	$13,401	$12,867
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, $ in millions, except shares in thousands and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance at July 1, 2025	259,965	$3	$139	$1,163	$(572)	$733
Net income	—	—	—	160	—	160
Other comprehensive loss, net of taxes	—	—	—	—	(2)	(2)
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(5)	—	(5)
Stock-based compensation plans and other	18	—	20	—	—	20
Balance at September 30, 2025	259,983	$3	$159	$1,318	$(574)	$906

Balance at July 1, 2026	262,609	$3	$199	$1,352	$(548)	$1,006
Net income	—	—	—	164	—	164
Other comprehensive income, net of taxes	—	—	—	—	9	9
Cash dividends declared on common stock ($0.02 per share)	—	—	—	(5)	—	(5)
Stock-based compensation plans and other	13	—	19	—	—	19
Balance at September 30, 2026	262,622	$3	$218	$1,511	$(539)	$1,193

Balance at January 1, 2025	257,799	$3	$108	$1,010	$(649)	$472
Net income	—	—	—	392	—	392
Other comprehensive income, net of taxes	—	—	—	—	75	75
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(84)	—	(84)
Stock-based compensation plans and other	2,184	—	51	—	—	51
Balance at September 30, 2025	259,983	$3	$159	$1,318	$(574)	$906

Balance at January 1, 2026	260,316	$3	$167	$1,109	$(527)	$752
Net income	—	—	—	418	—	418
Other comprehensive loss, net of taxes	—	—	—	—	(12)	(12)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	(16)	—	(16)
Stock-based compensation plans and other	2,306	—	51	—	—	51
Balance at September 30, 2026	262,622	$3	$218	$1,511	$(539)	$1,193
The accompanying notes are an integral part of these interim Condensed Consolidated Financial Statements.

Organon & Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$418	$392
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	107	110
Amortization	141	155
Impairment of assets	—	9
Acquired in-process research and development and milestones	1	6
Accretion and changes in fair value in contingent consideration	(6)	(9)
Deferred income tax expense	32	33
Stock-based compensation	65	70
Unrealized foreign exchange gain	(15)	(8)
Gain on sale of Jada	(81)	—
Gain on debt repurchase	—	(46)
Other	21	60
Net changes in assets and liabilities, net of assets acquired
Accounts receivable	(167)	(81)
Inventories	(36)	(94)
Other current assets	(36)	(54)
Trade accounts payable	39	(97)
Accrued and other current liabilities	191	14
Income taxes payable	(1)	(30)
Other	29	129
Net Cash Flows Provided by Operating Activities	702	559
Cash Flows from Investing Activities
Capital expenditures	(123)	(117)
Proceeds from sale of property, plant and equipment	—	1
Acquired in-process research and development and milestones	(10)	(10)
Proceeds from sale of Jada	433	—
Dermavant acquisition, net of cash acquired	—	(75)
Purchase of product rights and asset acquisition	(34)	(124)
Net Cash Flows Provided by (Used in) Investing Activities	266	(325)
Cash Flows from Financing Activities
Proceeds from debt	—	730
Repayments of debt	(32)	(1,006)
Employee withholding taxes related to stock-based awards	(7)	(14)
Dividend payments	(16)	(84)
Net Cash Flows Used in Financing Activities	(55)	(374)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(32)	137
Net Increase (Decrease) in Cash and Cash Equivalents	881	(3)
Cash and Cash Equivalents, Beginning of Period	574	675
Cash and Cash Equivalents, End of Period	$1,455	$672
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

Organon’s operations include the following product portfolios:

•Women’s Health: Organon’s health portfolio of products is sold by prescription primarily in two therapeutic areas: contraception, with key brands such as Nexplanon® (etonogestrel implant) (sold as Implanon NXT™ in some countries outside the United States) and NuvaRing® (etonogestrel / ethinyl estradiol vaginal ring); and fertility, with key brands such as Follistim AQ® (follitropin beta injection) (marketed in most countries outside the United States as Puregon™). Nexplanon is a long-acting reversible contraceptive in a class recognized as one of the most effective types of hormonal contraception available to patients with a low long-term average cost. The Jada®2 device is intended to provide control and treatment of abnormal postpartum uterine bleeding or hemorrhage when conservative management is warranted. In January 2026, the Company divested Jada to Laborie Medical Technologies Corporation (“Laborie”).

•General Medicines: Organon’s general medicines portfolio includes biosimilars and established brands.
•Biosimilars: Organon’s current biosimilars portfolio spans across immunology and oncology related treatments. Organon’s oncology biosimilars: Ontruzant® (trastuzumab-dttb), AybintioTM1 (bevacizumab), Bildyos® (denosumab-nxxp) and Bilprevda® (denosumab-nxxp) have been launched in more than 20 countries. Organon’s immunology biosimilars consist of: BrenzysTM1 (etanercept), Renflexis® (infliximab-abda), Hadlima® (adalimumab-bwwd) and Tofidence® (tocilizumab-bavi). Brenzys, Renflexis, and Hadlima have been launched in five countries. In 2025, Organon launched Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, biosimilars to Prolia2 (denosumab) and Xgeva2 (denosumab), respectively, in the United States. In 2025, Poherdy® (pertuzumab-dpzb) was approved by the U.S. Food and Drug Administration (“FDA”). The Company is assessing the timing of the future commercial launch of this product.
•Established Brands: Organon has a portfolio of established brands, which includes brands in cardiovascular, respiratory, dermatology and non-opioid pain management, including Emgality®2 (galcanezumab-gnlm) and Vtama® (tapinarof) cream 1%. Many brands in the established brands portfolio lost exclusivity years ago and have faced generic competition for some time.

On April 26, 2026, the Company entered into a definitive agreement with Sun Pharmaceutical Industries Limited (“Sun Pharma”) under which Sun Pharma will acquire all of the Company’s outstanding shares of common stock for $14.00 per share in cash. Completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s stockholders. On July 23, 2026, the Company received stockholder approval at its special meeting of stockholders. The transaction is expected to close by early 2027.

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

In April 2026, the European Commission granted marketing authorization for Poherdy 420 mg/14 mL injection for intravenous use, the first and only approved biosimilar to Perjeta2 (pertuzumab) in Europe, for all indications of the product. As a result, sales-based milestones related to the Henlius agreement were determined to be probable of being achieved and the Company recognized intangible assets of $10 million related to these milestones.

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, Organon entered into an exclusive license agreement with Sebela for the global rights to Miudella® copper intrauterine system, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025. Under the terms of the agreement, Organon paid $27.5 million in June 2026, with potential sales-based milestone payments of up to $505 million, and tiered double-digit royalties based on net sales. In the second quarter of 2026, the Company recognized an intangible asset of $27.5 million. The intangible assets will be amortized over 8 years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, the Company divested Jada to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain customary closing adjustments, including inventory value, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 Company employees transferred to Laborie as part of this transaction.

Upon the closing of the divestiture, the Company recognized a net gain on the sale of Jada of $81 million recognized in Other income, net in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2026.

As part of the divestiture of Jada, the Company is eligible to receive potential contingent consideration of up to $25 million based on the achievement of certain net sales targets for Jada during 2026. This contingent consideration is recorded as a financial asset at fair value. The fair value of the contingent consideration was estimated using the projected future net sales of Jada and the probability of various achievement scenarios for the sales targets. See Note 11. “Financial Instruments” for further information.

In connection with the divestiture of Jada, certain related assets and liabilities met the criteria for held for sale classification as of December 31, 2025. The disposal group is measured at the lower of carrying amount or fair value less cost to sell. No impairment was recognized.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings per Share (“EPS”)

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$164	$160	$418	$392

Basic weighted average number of shares outstanding	262,616	259,975	261,874	259,266
Stock awards and equity units (share equivalent)	9,768	678	6,711	1,345
Diluted weighted average common shares outstanding	272,384	260,653	268,585	260,611

EPS:
Basic	$0.62	$0.61	$1.60	$1.51
Diluted	$0.60	$0.61	$1.56	$1.50

Anti-dilutive shares excluded from the calculation of EPS	6,781	16,238	6,765	15,871

Diluted EPS was computed using the treasury stock method for stock option awards, performance share units, and restricted share units. The computation of diluted EPS excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Product and Geographic Information

Revenues of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Women’s Health
Nexplanon/Implanon NXT	$127	$73	$200	$146	$77	$223	$383	$248	$631	$486	$225	$711
Follistim AQ	32	35	67	24	40	64	70	117	188	89	117	206
NuvaRing	6	19	25	9	17	26	20	56	76	21	54	75
Ganirelix Acetate Injection	4	21	24	3	19	22	7	69	76	10	67	77
Marvelon/Mercilon	—	28	28	—	31	31	—	85	85	—	103	103
Jada (3)	—	—	—	20	—	20	5	—	5	53	1	54
Other Women’s Health (1)	14	29	45	17	26	43	48	88	135	47	80	128
General Medicines
Biosimilars
Renflexis	46	21	67	51	19	70	133	57	190	141	49	190
Hadlima	62	24	86	47	16	63	168	64	231	116	44	159
Ontruzant	4	3	7	4	28	31	13	5	18	12	68	80
Brenzys	—	22	22	—	23	23	—	56	56	—	59	59
Bildyos/Bilprevda	17	7	24	3	—	3	37	23	60	3	—	3
Other Biosimilars (1)	10	2	13	3	3	6	25	7	32	6	13	19
Established Brands
Cardiovascular
Atozet	—	85	85	—	95	95	—	250	250	—	257	257
Zetia	1	100	101	1	91	93	4	280	284	4	248	252
Cozaar/Hyzaar	2	49	51	2	53	55	6	152	158	6	160	166
Vytorin	1	24	25	1	25	25	4	64	68	3	72	75
Rosuzet	—	5	5	—	6	6	—	16	16	—	16	16
Other Cardiovascular (1)	1	34	35	1	33	33	1	85	87	1	97	98
Respiratory
Singulair	2	43	45	2	51	53	6	127	132	6	187	193
Nasonex	—	65	65	—	60	60	—	188	188	—	197	197
Dulera	25	10	35	24	10	34	78	33	111	89	28	118
Clarinex	—	23	23	1	25	25	2	83	85	1	92	93
Other Respiratory (1)	11	3	14	9	2	12	38	5	44	32	9	40
Non-Opioid Pain, Bone and Dermatology
Arcoxia	—	69	69	—	71	71	—	197	197	—	195	195
Fosamax	1	28	28	—	40	40	2	80	82	2	106	107
Diprospan	—	42	42	—	41	41	—	121	121	—	112	112
Vtama	38	4	42	31	3	34	95	7	102	80	9	89
Other Non-Opioid Pain, Bone and Dermatology (1)	3	71	75	4	75	80	10	212	222	11	217	229
Other
Propecia	1	40	41	2	31	33	4	102	106	4	86	90
Emgality	—	59	59	—	51	51	—	166	166	—	125	125
Proscar	—	22	22	—	27	27	1	68	69	1	73	73
Other (1)	3	91	93	—	86	88	7	270	277	6	245	253
Other (2)	—	12	11	1	21	21	—	44	44	2	66	67
Revenues	$411	$1,163	$1,574	$406	$1,196	$1,602	$1,167	$3,425	$4,592	$1,232	$3,477	$4,709
Totals may not foot due to rounding. Trademarks appearing above in italics are trademarks of, or are used under license by, the Organon group of companies unless otherwise indicated.

(1) Includes sales of products not listed separately.
(2) Includes manufacturing sales to third parties.
(3) Jada is a trademark registered in the US in the name of Alydia Health, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Europe and Canada	$417	$417	$1,262	$1,212
United States	411	406	1,167	1,232
Asia Pacific and Japan	234	251	691	752
China	226	219	629	627
Latin America, Middle East, Russia, and Africa	269	286	785	810
Other (1)	17	23	58	76
Revenues	$1,574	$1,602	$4,592	$4,709
(1) Includes manufacturing sales to third parties.

6. Stock-Based Compensation Plans

The Company grants stock option awards, restricted share units (“RSUs”), performance share units (“PSUs”), and cash awards pursuant to the 2021 Incentive Stock Plan.

Stock-based compensation expenses incurred by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Stock-based compensation expense recognized in:
Cost of sales	$4	$4	$11	$12
Selling, general and administrative	14	16	43	46
Research and development	3	4	11	12
Total	$21	$24	$65	$70

Income tax benefits	$5	$5	$14	$15

The fair value of options granted was determined using the following assumptions:

Nine Months Ended September 30,
2025
Expected dividend yield(1)	7.41%
Risk-free interest rate	4.08
Expected volatility	40.25
Expected life (years)(2)	5.89
(1) The expected dividend yield assumption is based on the Company's expected dividend payments at the grant date.
(2)The expected term was estimated using the historical option‑exercise and settlement patterns, supplemented by a midpoint‑based assumption applied to awards meeting a one‑year post‑grant eligibility filter.

Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of the equity award transactions for the nine months ended September 30, 2026 is as follows:

	Stock Options			RSUs		PSUs
(shares in thousands)	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding as of January 1, 2026	7,519	$27.30	$6.99	9,716	$15.35	589	$23.61
Granted/Issued	—	—	—	13,585	6.02	2,128	8.27
Vested/Exercised	—	—	—	(3,543)	17.77	(193)	23.20
Forfeited/Cancelled	(2,299)	30.78	8.11	(1,623)	9.15	(140)	23.20
Outstanding as of September 30, 2026	5,220	$25.76	$6.50	18,135	$8.44	2,384	$9.98

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of September 30, 2026:

	Equity Awards Vested and Expected to Vest				Equity Awards That are Exercisable
(awards in thousands; aggregate intrinsic value in millions)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Term (in years)
Stock Options	5,146	$25.76	$—	5.98	3,949	$29.00	$—	5.24
RSUs	16,759		249	2.00
PSUs	2,436		38	2.04

The amount of unrecognized compensation costs as of September 30, 2026 was $136 million, which will be recognized in operating expense ratably over the weighted average vesting period of 1.97 years.

7. Restructuring

During the first quarter of 2026, the Company implemented restructuring initiatives that resulted in an approximate 3% headcount reduction, to streamline and optimize the Company's research and development and manufacturing operations, focusing on enhancing efficiency and aligning resources with strategic priorities. The Restructuring costs primarily consist of employee termination benefits and other associated expenses.

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

The following is a summary of changes in severance liabilities related to the restructuring activities included within Accrued and other current liabilities:

	September 30, 2026	December 31, 2025
Beginning balance	$8	$14
Severance & severance related costs	31	95
Cash payments and other	(37)	(101)
Ending balance	$2	$8

Organon expects the remaining severance payments associated with the restructuring activities to be paid within the next twelve months.

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Taxes on Income

The effective income tax rates were 35.7% and 34.0% for the three months ended September 30, 2026 and 2025, respectively, and 35.8% and 31.6% for the nine months ended September 30, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the nine month tax rate is the beneficial impact of the sale of Jada. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

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

9. Inventories

Inventories consisted of:

($ in millions)	September 30, 2026	December 31, 2025
Finished goods	$702	$751
Raw materials	12	14
Work in process	843	791
Supplies	79	81
Total (approximates current cost)	$1,636	$1,637
Increase to last in, first out (“LIFO”) costs	2	5
Total inventories	$1,638	$1,642

Recognized as:
Inventories	$1,355	$1,406
Other assets	283	236

Inventories valued under the LIFO method	131	114

In connection with the divestiture of Jada in January 2026, $8 million of inventory was reclassified to Assets held for sale on the Consolidated Balance Sheet as of December 31, 2025.

As part of the Dermavant Sciences Ltd. (“Dermavant”) acquisition in 2024, the Company acquired $97 million of inventory, which included a $63 million purchase accounting inventory fair value adjustment. As of September 30, 2026, the amount has been fully expensed. As of December 31, 2025, there was $7 million remaining in inventory related to the fair value adjustment.

Amounts recognized as Other assets are comprised primarily of raw materials and work in process inventories and are not expected to be converted to finished goods that will be sold within one year. The Company has long-term vendor supply contracts that include certain annual minimum purchase commitments.

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings consist of the following:

($ in millions)	September 30, 2026	December 31, 2025
Senior Credit Agreement
Term Loan B Facility:
SOFR plus 225 bps term loan due 2031	$1,522	$1,543
EURIBOR plus 275 bps euro-denominated term loan due 2031 (€707 million in 2026 and €717 million in 2025)	804	843
4.125% secured notes due 2028	2,100	2,100
2.875% euro-denominated secured notes due 2028 (€1.25 billion)	1,422	1,470
5.125% notes due 2031	1,582	1,582
6.750% secured notes due 2034	500	500
7.875% notes due 2034	500	500
Revenue Interest Purchase and Sale Agreement (1)	183	179
Other borrowings	8	8
Other (discounts and debt issuance costs)	(67)	(81)
Total principal long-term debt and short-term borrowings	$8,554	$8,644
Less: Current portion of long-term debt and short-term borrowings	69	16
Total Long-term debt, net of current portion	$8,485	$8,628
(1) Recognized at the amortized cost basis. The remaining principal is determined as the initial fair value less principal payments. As of September 30, 2026, the remaining principal of the revenue interest purchase and sale agreement (the “RIPSA”) that the Company assumed in connection with its 2024 acquisition of Dermavant is $156 million.

The nature and terms of Organon’s long-term debt are described in detail in Note 12. “Long-Term Debt and Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On February 6, 2026, the Company made mandatory prepayments from the proceeds of the divestiture of Jada of $20.4 million on the U.S. Dollar Term Loans and €9.6 million on the Euro Term Loan Facility. Additional mandatory prepayments totaling $55 million are required across the Company’s senior secured notes within 450 days of the January 2026 closing of the divestiture of Jada.

For the nine months ended September 30, 2026, the Company had no borrowings or repayments on the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). There were no outstanding balances under the Revolving Credit Facility as of September 30, 2026 or December 31, 2025.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt (including current portion) is as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2026	December 31, 2025
Long-term debt	2	$8,404	$7,922
Long-term debt - RIPSA	3	141	136

Level 2 was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the liability. Level 3 was estimated using unobservable inputs.

The Company made interest payments related to its debt instruments of $244 million for the nine months ended September 30, 2026. The average maturity of the Company’s long-term debt as of September 30, 2026 is approximately 3.8 years and the weighted-average interest rate on total borrowings as of September 30, 2026 is 5.0%.

Notes to Condensed Consolidated Financial Statements (unaudited)
The schedule of principal payments required on long-term debt and short-term borrowings for the next five years, exclusive of $27 million of accrued interest related to the RIPSA, and thereafter are as follows:

($ in millions)
2026	$1
2027	61
2028	3,483
2029	9
2030	22
Thereafter	5,018

The Senior Credit Agreement contains customary financial covenants, including a total leverage ratio covenant, which measures the ratio of (i) consolidated total debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, that must meet certain defined limits which are tested on a quarterly basis. In addition, the Senior Credit Agreement contains covenants that limit, among other things, Organon’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem, or repurchase equity interests, and create or become subject to liens. As of September 30, 2026, the Company is in compliance with all financial covenants, and no default or event of default has occurred.

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

The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of the assets and liabilities was as follows:

($ in millions)	Fair Value Measurement Level	September 30, 2026	December 31, 2025
Other current assets:
Forward contracts	2	$12	$12
Contingent consideration(a)	3	5	—
Accrued and other current liabilities:
Forward contracts	2	22	11
Other noncurrent liabilities:
Contingent consideration	3	263	269
Cross-currency swap	2	44	82
(a) As part of the divestiture of Jada in January 2026, the Company is eligible to receive potential contingent consideration based on the achievement of certain net sales targets for Jada during 2026. See Note 3. “Acquisitions and Licensing Arrangements” for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Forward Contracts

Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Exchange losses in the Condensed Consolidated Statements of Income. The forward contracts are not designated as hedges and are marked to market through Exchange losses in the Condensed Consolidated Statements of Income. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year. The notional amount of forward contracts was $1.7 billion as of September 30, 2026 and December 31, 2025. The cash flows and the related gains and losses from these contracts are reported as Operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Foreign currency gain (loss) due to spot rate fluctuations on the euro-denominated debt instruments and the change in fair value of the cross-currency swaps resulting from hedge designation were included within Cumulative translation adjustment in Other comprehensive income (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Euro-denominated debt instruments gain (loss)	$5	$5	$76	$(244)
Cross-currency swaps gain (loss)	14	14	38	(115)

The Condensed Consolidated Statements of Income include the impact of net (gains) losses of Organon’s derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Derivative loss (gain) in Exchange losses	$12	$7	$37	$(12)
Derivative gain in Interest expense	(3)	(3)	(8)	(8)

Notes to Condensed Consolidated Financial Statements (unaudited)

Contingent Consideration

The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using discount rates ranging from 6.74% to 7.40%.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	September 30, 2026
Beginning balance	$269
Accretion and changes in fair value in Other income, net	(6)
Ending balance	$263

In the first quarter of 2026, the Company identified an approximate $12 million error related to the fair value remeasurement of tax‑related contingent consideration, including expected net operating loss utilization. An adjustment was recorded to increase Other (income) expense, net during the first quarter of 2026 and relates to amounts that should have been reflected in the fourth quarter of 2025. The contingent consideration liability is appropriately stated as of September 30, 2026. The error was determined not to be material to the current or previously issued financial statements.

Concentrations of Credit Risk

Organon has established accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. Under these agreements, Organon factored $212 million and $217 million of accounts receivable as of September 30, 2026 and December 31, 2025, respectively, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows. The cost of factoring such accounts receivable was not material for the nine months ended September 30, 2026 and 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component are as follows:

($ in millions)	Employee Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2025, net of taxes	$(17)	$(555)	$(572)
Other comprehensive loss, pretax	—	(2)	(2)
Tax	—	—	—
Other comprehensive loss, net of taxes	—	(2)	(2)
Balance at September 30, 2025, net of taxes	$(17)	$(557)	$(574)

Balance at July 1, 2026, net of taxes	$5	$(553)	$(548)
Other comprehensive income, pretax	—	9	9
Tax	—	—	—
Other comprehensive income, net of taxes	—	9	9
Balance at September 30, 2026, net of taxes	$5	$(544)	$(539)

Balance at January 1, 2025, net of taxes	$(17)	$(632)	$(649)
Other comprehensive income, pretax	—	75	75
Tax	—	—	—
Other comprehensive income, net of taxes	—	75	75
Balance at September 30, 2025, net of taxes	$(17)	$(557)	$(574)

Balance at January 1, 2026, net of taxes	$4	$(531)	$(527)
Other comprehensive income (loss), pretax	1	(13)	(12)
Tax	—	—	—
Other comprehensive income (loss), net of taxes	1	(13)	(12)
Balance at September 30, 2026, net of taxes	$5	$(544)	$(539)

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

On September 11, 2026, the Samsung Agreement was amended to include additional dosage forms of Pyzchiva® in Canada (“Amendment No. 11”).

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

Summarized information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Sales	$185	$190	$503	$501
Cost of sales	119	120	310	312
Selling, general and administrative	18	17	54	55

($ in millions)	September 30, 2026	December 31, 2025
Payables to Samsung included in Trade accounts payable	$188	$94

14. Third-Party Arrangements

On June 2, 2021, Organon and Merck entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Merck agreed to spin off the Organon products into Organon, a new, publicly-traded company (the “Separation”).

The Separation was completed pursuant to the Separation and Distribution Agreement and other agreements with Merck related to the Separation. As of September 30, 2026, only one jurisdiction remains under an interim operating model agreement.

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

The amounts due under such agreements were:

($ in millions)	September 30, 2026	December 31, 2025
Due from Merck in Accounts receivable	$105	$98
Due to Merck in Accounts payable	303	337

Notes to Condensed Consolidated Financial Statements (unaudited)
Sales and cost of sales resulting from the manufacturing and supply agreements with Merck were:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Sales	$11	$18	$37	$55
Cost of sales	12	15	33	47

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

Product Liability Litigation

Fosamax

Merck is a defendant in product liability lawsuits in the United States involving Fosamax® (alendronate sodium) (the “Fosamax Litigation”). As of September 30, 2026, the Fosamax Litigation consisted of approximately 498 cases in Federal court, approximately 1,478 cases in New Jersey state court, one case in Pennsylvania state court and approximately 149 cases in California state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (“Femur Fractures”) associated with the use of Fosamax.

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

In New Jersey state court, the cases have been consolidated before a single judge in Middlesex County. On July 28, 2025, the Company entered into a Master Settlement Agreement with the New Jersey state and federal plaintiffs’ lawyers who represent eligible clients (“NJ MSA Attorneys”), pursuant to which, in exchange for a confidential, non-material settlement payment, at least 95% of the NJ MSA Attorneys’ eligible clients will release the Company and Merck from any liability related to their filed claims.

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

Nexplanon/Implanon

Merck is a defendant in lawsuits brought by individuals relating to the use of Nexplanon and Implanon™ (etonogestrel implant). There are two filed product liability actions involving Implanon, both of which are pending in the Northern District of Ohio as well as 56 unfiled cases involving Implanon alleging similar injuries, all of which have been tolled under a written tolling agreement. There is one matter involving Nexplanon pending in California state court. On March 12, 2026, the Company signed a Master Settlement Agreement with the attorneys representing plaintiffs and all but two of the claimants with unfiled cases, pursuant to which, in exchange for a confidential, non-material settlement payment, 56 plaintiffs and claimants will release the defendant parties from any liability for their filed and unfiled claims. As of September 30, 2026, Merck had 18 of such cases pending outside the United States, of which six relate to Implanon and twelve relate to Nexplanon.

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

The court consolidated the securities class actions on March 6, 2026 and appointed Teamsters Local 710 Pension Fund (the “Lead Plaintiff”) as the lead plaintiff. On May 8, 2026, the Lead Plaintiff filed an amended complaint that contained allegations similar to those raised in the complaints filed in the original, individual actions. The amended complaint also raised allegations relating to the Nexplanon matter (defined below). The amended complaint seeks unspecified monetary damages. On May 29, 2026, the Lead Plaintiff informed the defendants that it intended to file a second amended complaint and on June 17, 2026, the court entered an order setting the Company’s time to answer, move or otherwise respond as 60 days from the later of the date on which the court denies the Lead Plaintiff’s motion to file a second amended complaint or the date on which the Lead Plaintiff files a second amended complaint. On July 17, 2026, the Lead Plaintiff filed its motion for leave to file a second amended complaint. The Company filed a motion in opposition to the Lead Plaintiff’s motion on August 17, 2026 and the Lead Plaintiff filed its reply to this opposing motion on September 10, 2026.

The conduct alleged in the individual securities complaints also forms the basis of two stockholder derivative lawsuits filed on June 11, 2025 and June 17, 2025, respectively, against the Company, and certain of its officers and directors asserting breach of fiduciary duties arising from purportedly materially false and misleading statements. On July 7, 2025, the court consolidated these two stockholder derivative lawsuits. Subsequently, on September 8, 2025, the court stayed the proceedings pending the final resolution of all motions to dismiss filed in the securities lawsuits. On September 19, 2026, a third stockholder derivative suit was filed which contained allegations similar to those raised in the first amended complaint in the securities lawsuit.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of Organon’s products prior to the expiration of relevant patents owned by Organon. To protect its patent rights, Organon may file patent infringement lawsuits against such generic companies. Similar lawsuits defending Organon’s patent rights may exist in other countries. Organon intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products, potential payment of damages and legal fees, and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.

Nexplanon

On February 24, 2025, Organon received a Paragraph IV Certification Letter notifying the Company that Xiromed Pharma Espana, S.L. (“Xiromed”) filed an ANDA with the FDA seeking approval to market a generic version of Nexplanon in the United States prior to the expiration of U.S. Patent Nos. 8,722,037 (the “‘037 patent”) and 9,757,552 (the “‘552 patent”), in 2027 and 2030, respectively. On April 2, 2025, the Company sued Xiromed in the U.S. District Court for the District of New Jersey asserting that the filing of the ANDA infringed the ‘037 patent and ‘552 patent and triggering a stay of regulatory approval of Xiromed’s ANDA for up to 30 months.

Vtama

On July 22, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Encube Ethical Private Limited (“Encube”) filed an ANDA with the FDA seeking approval to market a generic version of Vtama. Encube’s notice letter included a Paragraph IV certification with respect to twelve patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On September 1, 2026, the Company filed a complaint against Encube in the U.S. District Court for the District of Delaware asserting that the filing of the ANDA infringed the patents that were the subject of the Paragraph IV Certification and triggering a stay of regulatory approval of Encube’s ANDA for up to 30 months.

On July 23, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Mylan Pharmaceuticals, Inc. (“Mylan”) filed an ANDA with the FDA seeking approval to market a generic version of Vtama. Mylan’s notice letter included a Paragraph IV certification with respect to nine patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On August 31, 2026, the Company filed a complaint against Mylan in the U.S. District Court for the Northern District of West Virginia asserting that the filing of the ANDA infringed the patents that were the subject of the Paragraph IV Certification and triggering a stay of regulatory approval of Mylan’s ANDA for up to 30 months.

On July 27, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Natco Pharma Limited (“Natco”) filed an ANDA with the FDA seeking approval to market a generic version of Vtama. Natco’s notice letter included a Paragraph IV certification with respect to nine patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On September 8, 2026, the Company filed a complaint against Natco in the U.S. District Court for the District of New Jersey asserting that the filing of the ANDA infringed the patents that were the subject of the Paragraph IV Certification and triggering a stay of regulatory approval of Natco’s ANDA for up to 30 months.

On August 4, 2026, Organon received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Dr. Reddy’s Laboratories Limited (“DRL”) filed an ANDA with the FDA seeking approval to market a generic version of Vtama. DRL’s notice letter included a Paragraph IV certification with respect to twelve patents listed in the Orange Book for Vtama, expiring between 2036 and 2039. On September 3, 2026, the Company filed a complaint against DRL in the U.S.

Notes to Condensed Consolidated Financial Statements (unaudited)
District Court for the District of New Jersey asserting that the filing of the ANDA infringed the patents that were the subject of the Paragraph IV Certification and triggering a stay of regulatory approval of DRL’s ANDA for up to 30 months.

Other Matters

In addition to the matters described above, there are various other pending legal proceedings involving Organon, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of Organon as of September 30, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to Organon’s financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Reserves

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by Organon; the development of Organon’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against Organon; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense reserve as of September 30, 2026 and December 31, 2025 was $8 million and $10 million, respectively, and represented Organon’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials, other events that could arise in the course of pending litigation, or the filing of new matters, could affect the ultimate amount of legal defense costs to be incurred by Organon. Organon will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth above, it believes it would be appropriate to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “potential,” “possible,” “probable,” “outcome,” “likely,” “could,” “should,” “estimate,” “anticipate,” “plan,” “intend,” “would,” “future,” “target,” “seek,” “continue,” and other words of similar meaning, or negative variations of any of the foregoing. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, uncertainties as to the timing of the proposed transaction with Sun Pharmaceutical Industries Limited (together with its subsidiaries and/or associated companies, “Sun Pharma”); the risk that the proposed transaction may not be completed on the anticipated terms in a timely manner or at all; the possibility that any or all of the remaining conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any remaining required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement, including in circumstances that would require us to pay a termination fee; the effect of the pendency of the proposed transaction on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, suppliers and others with whom we do business, or our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; the risk that stockholder litigation in connection with the proposed transaction may result in significant costs of defense, indemnification and liability; certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of our common stock, including if the proposed transaction is not consummated; risks that the benefits of the proposed transaction are not realized when and as expected; the possibility that competing offers or acquisition proposals for Organon will be made; expanded brand and class competition in the markets in which we operate; trade protection measures and import or export licensing requirements, including the direct and indirect impacts of tariffs (including pharmaceutical sector tariffs), trade sanctions or similar restrictions by the United States or other governments; changes in U.S. and foreign federal, state and local governmental funding allocations including the timing and amounts allocated to our customers and business partners; the impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations, recessionary pressures, foreign currency exchange rates, volatile market conditions, and instability in the global banking system; global events, such as regional conflicts in the Middle East and elsewhere, including any resulting disruptions to manufacturing supply chains, distribution networks, logistics providers, raw material sourcing, or transportation; our ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital, and overall condition of the capital and credit markets; our ability to refinance or repay indebtedness maturing in 2028 if the proposed transaction is not completed, and the resulting impact on our liquidity, financial condition and ability to continue as a going concern; actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity; our ability to meet our revenue and growth expectations and outlook; our ability to retain members of our senior management and other key employees; the failure of any supplier to provide substances, materials, or services as agreed, or otherwise meet their obligations to us; manufacturing performance issues at Company-owned and third-party facilities, operational disruptions, labor-related disruptions, or geopolitical events that affect the manufacture, supply, distribution, or availability of our products, the increased cost of supply, manufacturing, packaging, and operations, including as a result of volatility in commodity prices, fuel costs and shipping rates; difficulties developing and sustaining relationships with commercial counterparties; competition from generic products as our products lose patent protection; any failure by us to retain market exclusivity for Nexplanon or to obtain an additional period of exclusivity in the United States for Nexplanon subsequent to the expiration of the rod patents in 2027; the success of our efforts to adapt our business and sales strategies to address the changing market and regulatory landscape in order to achieve our business objectives and remain competitive; pricing pressures globally, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to or affecting Medicare, Medicaid and healthcare reform, pharmaceutical pricing and reimbursement, access to our products, international reference pricing, including Most-Favored-Nation drug pricing, and other pricing-related initiatives and policy efforts; the impact of higher selling and promotional costs; changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, and/or marketing of our products and related intellectual property, environmental regulations, governmental agency staffing, operations and enforcement priorities, and the enforcement thereof affecting our business; efficacy, safety or other quality concerns with respect to our marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, labeling changes, or declining sales; delays or failures to demonstrate adequate efficacy and safety of our product candidates in pre-clinical and clinical trials, which may prevent or delay the development, approval, clearance, or commercialization of our product candidates; reduced research and development investment and increased reliance on fewer research and development programs for new products to generate future revenue and replace existing products that come to the end of their market life cycle; future actions of third-parties, including significant changes in customer relationships or changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and forgoing healthcare insurance coverage; legal factors, such as product liability claims, stockholder litigation, governmental investigations, and patent disputes; lost market opportunity resulting from delays and uncertainties in clinical trials and the approval or clearance process of the FDA and other regulatory authorities; the failure by us or our third party collaborators and/or their suppliers to fulfill our or their regulatory or quality obligations, which could lead to a delay in regulatory approval or commercial marketing of our products; cyberattacks on, or other failures, accidents, or security breaches of, our or third-party providers’ information technology systems, which could disrupt our operations and those of third parties upon which we rely; increased focus on privacy issues in countries around the world, including the United States, the European Union, and China, and a more difficult legislative and regulatory landscape for privacy and data protection that continues to evolve with the potential to directly affect our business, including recently enacted laws in a majority of states in the United States requiring security breach notification; changes in tax laws including changes related to the taxation of foreign earnings; the impact of any future pandemic, epidemic, or similar public health threat on our business, operations and financial performance; changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to us; and other factors discussed in our most recently filed Annual Report on Form 10-K, Quarterly Report on Form 10-Q, and subsequent filings, including those discussed in the “Business,” “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

Recent Developments

Sun Pharma Transaction

On April 26, 2026, we entered into a definitive agreement with Sun Pharma under which Sun Pharma will acquire all of our outstanding shares of common stock for $14.00 per share in cash. Completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s stockholders. On July 23, 2026, the Company received stockholder approval at its special meeting of stockholders. The Company and Sun Pharma are continuing to work to satisfy the other conditions to closing. The transaction is expected to close by early 2027.

Business Development

Samsung Collaboration

On May 22, 2026, the Samsung Agreement was amended to include commercialization rights for Pyzchiva (ustekinumab biosimilar) in Canada. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 8”). Pyzchiva was launched in Canada in the third quarter of 2026.

On May 26, 2026, the Samsung Agreement was amended to extend commercialization rights for certain biosimilar products, including Renflexis and Brenzys, in specified markets for up to seven years beyond the original contract term (“Amendment No. 9”).

In connection with Amendment No. 9, we are required to make fixed payments totaling $30 million over a nine-year period from 2026 through 2034. We recorded an intangible asset and corresponding liability of $20.8 million, the present value of the future payments. The intangible asset will be amortized over nine years.

The liability is accreted to its contractual value over time using the effective interest method, with accretion recognized within Interest expense to reflect the nature of the underlying arrangement.

Amendment No. 9 also includes the return of commercialization rights to Samsung for certain oncology biosimilars, including Ontruzant and Aybintio, in specified ex‑U.S. markets such as Europe, Canada, and Brazil. These returns of rights are subject to defined, phased transition and cutover periods extending from 2026 through 2029, during which we may continue to commercialize products and fulfill contractual obligations.

On June 2, 2026, the Samsung Agreement was amended to include commercialization rights for Epyztek in Australia. Samsung Bioepis retains full development, manufacturing, and regulatory responsibilities (“Amendment No. 10”). Epyztek is expected to launch in Australia in the first half of 2027.

On September 11, 2026, the Samsung Agreement was amended to include additional dosage forms of Pyzchiva in Canada (“Amendment No. 11”).

Sebela Pharmaceuticals (“Sebela”)

On February 19, 2026, we entered into an exclusive license agreement with Sebela for the global rights to Miudella, a hormone-free copper intrauterine device (“IUD”) that was approved by the FDA on February 24, 2025 and is estimated to launch commercial sales in the United States in late 2026. Under the terms of the agreement, we paid $27.5 million in June 2026, with potential sales-based milestone payments of up to $505 million, and tiered double-digit royalties based on net sales. In the second quarter of 2026, we recognized an intangible asset of $27.5 million.

Laborie Medical Technologies Corporation (“Laborie”)

In January 2026, we divested Jada to Laborie for an aggregate payment of up to $465 million, comprised of consideration of $440 million, subject to certain closing adjustments, plus potential contingent consideration payments of up to $25 million based on the achievement of certain 2026 net sales targets. Approximately 100 Company employees transferred to Laborie as part of this transaction.

Upon the closing of the divestiture, we recognized a net gain on the sale of Jada of $81 million recognized in Other income, net in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2026.

Operating Results

Sales Overview

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
United States	$411	$406	1%	1%	$1,167	$1,232	(5)%	(5)%
International	1,163	1,196	(3)	(4)	3,425	3,477	(1)	(5)
Total	$1,574	$1,602	(2)%	(3)%	$4,592	$4,709	(2)%	(5)%

Worldwide sales were $1.6 billion for the three months ended September 30, 2026, a decrease of 2%, compared to 2025. Worldwide sales were positively impacted by approximately $12 million or 1%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the three months ended September 30, 2026 primarily reflect lower sales of:
•Ontruzant, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025;
•Nexplanon, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding;
•Jada, due to no longer having sales following the divestiture of Jada to Laborie in January 2026; and
•certain Established Brands products within international markets, due to temporary supply chain and operational disruptions affecting availability.

This performance was offset by sales increases for the three months ended September 30, 2026 in:
•Hadlima, due to stronger demand in the United States and Puerto Rico;
•Bildyos/Bilprevda, as a result of the product launch in the third quarter of 2025; and
•Emgality, as a result of increased demand in various international markets.

Worldwide sales were $4.6 billion for the nine months ended September 30, 2026, a decrease of 2%, compared to 2025. Worldwide sales during the nine months ended September 30, 2026 were positively impacted by approximately $130 million, or approximately 3%, due to favorable foreign exchange rates.

Excluding the impact of foreign exchange rates, sales decreases for the nine months ended September 30, 2026, primarily reflect lower sales of:
•Nexplanon, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding partially offset by increased demand and access in Brazil;
•Ontruzant, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same period in 2025;
•Singulair® (montelukast), primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, and mandatory price reductions in China and Japan; and
•certain Established Brands products within international markets, due to temporary supply chain and operational disruptions affecting availability.

This performance was offset by sales increases for the nine months ended September 30, 2026 in:
•Hadlima, due to stronger demand in the United States and Puerto Rico;
•Bildyos/Bilprevda, as a result of the product launch in the third quarter of 2025; and
•Emgality, as a result of increased demand in various international markets.

Loss of exclusivity (“LOE”) negatively impacted sales of certain of our products by approximately $13 million and $23 million during the three and nine months ended September 30, 2026, respectively, based on the decrease in sales volume of those products compared to 2025. Volume-based procurement (“VBP”) in China negatively impacted sales by approximately $8 million and $15 million during the three and nine months ended September 30, 2026, respectively. We expect VBP to continue to negatively impact our general medicines product portfolio for the next several quarters.

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

Highlights of the sales of our products for the three and nine months ended September 30, 2026 and 2025 are provided below. See Note 5 “Product and Geographic Information” to the Condensed Consolidated Financial Statements for further details on sales of our products.

Women’s Health

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Nexplanon/Implanon NXT	$200	$223	(10)%	(11)%	$631	$711	(11)%	(13)%
NuvaRing	25	26	(2)	(2)	76	75	1	(4)
Marvelon/Mercilon	28	31	(10)	(9)	85	103	(17)	(18)
Follistim AQ	67	64	6	5	188	206	(9)	(11)
Jada	—	20	(100)	(100)	5	54	(90)	(90)

Contraception

Worldwide sales of Nexplanon, a single-rod subdermal contraceptive implant, declined 10% and 11% for the three and nine months ended September 30, 2026, compared to 2025, respectively, primarily due to decreased physician demand in the United States following the five-year label approval as reinsertions have been delayed and there has been uncertainty around federal funding. In 2025, we submitted a similar application for a five-year duration period of use to the EU and UK Health Authorities. The application for five-year duration was approved for the UK in April, 2026. The EU application is currently under review, with potential approval in 2027, subject to health authority review and approval. Outside of the U.S., sales for the nine months ended September 30, 2026 were positively impacted by increased demand and access in Brazil, which we expect to continue for the remainder of 2026.

Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 2% for the three months ended September 30, 2026, compared to 2025, due to decreased demand in various international markets. Sales of NuvaRing, increased 1% for the nine months ended September 30, 2026, compared to 2025, due to the favorable impact of foreign exchange offset by decreased demand in various international markets.

Worldwide sales of Marvelon™¹ (desogestrel and ethinyl estradiol pill) and Mercilon™¹ (desogestrel and ethinyl estradiol pill), combined oral hormonal daily contraceptive pills not approved or marketed in the United States, but available in certain countries outside the United States, declined 10% and 17% for the three and nine months ended September 30, 2026, compared to 2025, respectively, as a result of decreased demand and market contraction in China.

Fertility

Worldwide sales of Follistim AQ, a fertility treatment, increased 6% for the three months ended September 30, 2026, compared to 2025, as a result of increased demand and favorable discount rates in the United States, partially offset by decreased demand in China. Sales of Follistim AQ, declined 9% for the nine months ended September 30, 2026, compared to 2025, as a result of competitive pricing pressures in the United States and decreased demand in China partially offset by increased demand and favorable discount rates in the United States.

Other Women’s Health

In January 2026, we completed the sale of Jada to Laborie and, thereafter, no longer actively sold Jada. As a result, worldwide sales of Jada significantly declined for the three and nine months ended September 30, 2026, compared to 2025, respectively.

General Medicines

Biosimilars

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Renflexis	$67	$70	(5)%	(5)%	$190	$190	—%	(1)%
Hadlima	86	63	35	35	231	159	45	45
Ontruzant	7	31	(77)	(77)	18	80	(77)	(77)
Brenzys	22	23	(5)	(6)	56	59	(5)	(8)
Bildyos/Bilprevda	24	3	*	*	60	3	*	*
* Calculation not meaningful.

Renflexis is a biosimilar to Remicade2 (infliximab) for the treatment of certain autoimmune conditions. Sales declined 5% and remained consistent for the three and nine months ended September 30, 2026, compared to 2025, respectively, primarily due to competitive pressure and unfavorable discount rates in the United States, partially offset by increased demand in Canada.

Hadlima is a biosimilar to Humira2 (adalimumab) for the treatment of certain autoimmune and autoinflammatory conditions. Sales increased 35% and 45% for the three and nine months ended September 30, 2026, compared to 2025, respectively, due to stronger demand in the United States and Puerto Rico. We have commercialization rights to Hadlima in countries outside of the European Union, South Korea, China, Turkey, and Russia. Hadlima is currently approved in the United States, Australia, Canada, and Israel.

Ontruzant is a biosimilar to Herceptin2 (trastuzumab) for the treatment of HER2-overexpressing breast cancer and HER2-overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma. Sales for the three and nine months ended September 30, 2026, compared to 2025, declined 77%, due to lower tendered volume from Brazil’s Ministry of Health when compared with the same periods in 2025. We have commercialization rights to Ontruzant in all countries except in South Korea and China.

Brenzys is a biosimilar to Enbrel2 (etanercept) for the treatment of certain inflammatory diseases. Sales for the three and nine months ended September 30, 2026, compared to 2025, declined 5%, as a result of the timing of shipments in Brazil and decreased demand in the Asia Pacific region. We have commercialization rights to Brenzys in countries outside of the United States, Europe, South Korea, China, and Japan.

Bildyos injection 60 mg/mL and Bilprevda injection 120 mg/1.7 mL, are biosimilars to Prolia and Xgeva, respectively, for all indications of the reference products. Sales were $24 million and $60 million for the three and nine months ended September 30, 2026, respectively, as a result of the product launch in the third quarter of 2025.

Established Brands

International revenue during the period was partially constrained by various supply-related challenges affecting the Company's ability to fully meet customer demand, primarily for certain of our Established Brands products. While some of these challenges surfaced in prior periods, the current period had compounding constraints across the supply chains and resulted in an unfavorable impact estimated to be approximately less than 2% to the Company’s consolidated revenue for the three and nine months ended September 30, 2026. These challenges included the impact of manufacturing disruptions at a key contract manufacturer, temporary operational constraints at certain facilities, labor-related disruptions at a third-party logistics provider, and geopolitical disruptions (the “Supply Constraints”). Management continues to implement mitigation strategies designed to improve production and supplier reliability, strengthen supply chain resilience, and support future demand. While certain of these challenges have been resolved, full recovery of the supply chains remain on-going.

Cardiovascular

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Atozet	$85	$95	(10)%	(10)%	$250	$257	(3)%	(5)%
Zetia/Vytorin	126	118	7	5	352	327	8	4
Cozaar/Hyzaar	51	55	(8)	(10)	158	166	(5)	(8)

Sales of Atozet™¹ (ezetimibe and atorvastatin), a medicine for lowering LDL cholesterol, decreased 10% and 3% for the three and nine months ended September 30, 2026, compared to 2025, due to unfavorable pricing in Europe and the impact of the Supply Constraints, partially offset by increased demand in Korea and China.

Combined global sales of Zetia® (ezetimibe), which is marketed as Ezetrol™ in most countries outside the United States; and of Vytorin® (ezetimibe / simvastatin), which is marketed as Inegy™ outside the United States, which are medicines for lowering LDL cholesterol, increased 7% and 8% for the three and nine months ended September 30, 2026, compared to 2025, respectively, primarily driven by increased demand in China partially offset by the impact of the Supply Constraints.

Combined global sales of Cozaar® (losartan) and Hyzaar® (losartan / hydrochlorothiazide), which are medicines for the treatment of hypertension, declined 8% and 5% for the three and nine months ended September 30, 2026, compared to 2025, respectively, driven by decreased demand in various international markets.

Respiratory

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Singulair	$45	$53	(15)%	(15)%	$132	$193	(31)%	(32)%
Nasonex	65	60	8	6	188	197	(5)	(10)
Dulera	35	34	5	5	111	118	(6)	(6)

Worldwide sales of Singulair, a once-a-day oral medicine for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis, declined 15% and 31% for the three and nine months ended September 30, 2026, compared to 2025, respectively, primarily attributable to decreased demand due to less favorable medical guidelines in certain international markets, most recently in China, and price reductions in China and Japan.

Global sales of Nasonex® (mometasone furoate), an inhaled nasal corticosteroid for the treatment of nasal allergy symptoms, increased 8% for the three months ended September 30, 2026, compared to 2025, due to increased demand in China, offset by competitive pressure in various international markets. Sales of Nasonex declined 5% for the nine months ended September 30, 2026, compared to 2025, due to competitive pressure in various international markets and the impact of the Supply Constraints, partially offset by increased demand in China.

Global sales of Dulera® (formoterol/fumarate dihydrate), which is also marketed as Zenhale™ in certain markets outside of the United States, a combination medicine for the treatment of asthma, increased 5% for the three months ended September 30, 2026, compared to 2025, primarily due to recovery from the impact of the Supply Constraints that occurred in the third quarter of 2025. Global sales of Dulera declined 6% for the nine months ended September 30, 2026, compared to 2025, primarily due to decreased demand in the United States.

Non-Opioid Pain, Bone and Dermatology

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Arcoxia	$69	$71	(3)%	(4)%	$197	$195	1%	(4)%
Vtama	42	34	21%	21%	102	89	15%	15%

Sales of Arcoxia™ ¹ (etoricoxib), a medicine for the treatment of arthritis and pain, decreased 3% for the three months ended September 30, 2026, compared to 2025, due to the impact of the Supply Constraints and decreased demand in Mexico. Sales of Arcoxia increased 1% for the nine months ended September 30, 2026, compared to 2025, due to the impact of foreign exchange partially offset by the impact of the Supply Constraints and decreased demand in Mexico.

Sales of Vtama, a cream for the topical treatment of plaque psoriasis and atopic dermatitis, also known as eczema, increased 21% and 15% for the three and nine months ended September 30, 2026, compared to 2025, respectively, due to increased demand and favorable discount rates in the United States, partially offset by the reduced demand in Japan. We anticipate launching Vtama in certain international markets in 2026 and beyond, subject to health authority reviews and approvals.

Other

	Three Months Ended September 30,		% Change	% Change Excluding Foreign Exchange	Nine Months Ended September 30,		% Change	% Change Excluding Foreign Exchange
($ in millions)	2026	2025			2026	2025
Emgality	$59	$51	16%	16	$166	$125	33%	26%

Sales of Emgality, a medicine for the preventive treatment of migraine, increased 16% and 33% for the three and nine months ended September 30, 2026, compared to 2025, respectively, as a result of increased demand in various international markets.

Gross Profit, Expenses and Other

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2026	2025		2026	2025
Cost of sales	$705	$745	(5)%	$2,093	$2,137	(2)%
Gross profit	869	857	1	2,499	2,572	(3)

Selling, general and administrative	421	415	1	1,279	1,288	(1)
Research and development	83	84	(1)	266	275	(3)
Acquired in-process research and development and milestones	—	—	*	1	6	(83)
Restructuring costs	—	—	*	31	88	(65)
Interest expense	106	128	(17)	325	383	(15)
Exchange losses	6	17	(65)	15	12	25
Other income, net	(2)	(30)	(93)	(69)	(53)	30
* Calculation not meaningful.

Cost of Sales

Cost of sales decreased 5% and 2% for the three and nine months ended September 30, 2026, compared to 2025, respectively, driven by our product mix and the impact of foreign exchange. Cost of sales for the three and nine months ended September 30, 2026 includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $0 and $7 million, respectively, and amortization of intangible assets of $48 million and $141 million, respectively. Cost of sales for the three and nine months ended September 30, 2025 includes amortization associated with the inventory fair value adjustment related to the Dermavant acquisition of $12 million and $31 million, respectively, an impairment charge in the nine months ended September 30, 2025 related to a currently marketed women’s health product of $9 million and amortization of intangible assets of $52 million and $155 million, respectively.

Gross Profit

Gross profit increased 1% for the three months ended September 30, 2026, compared to 2025, due to the impact of favorable changes in net pricing and foreign exchange, offset by unfavorable volume and product mix. Gross profit decreased 3% for the nine months ended September 30, 2026 compared to 2025 due to the impact of unfavorable volume, pricing and product mix and unfavorable foreign exchange.

Selling, General and Administrative

Selling, general and administrative expenses increased 1% for the three months ended September 30, 2026 compared to 2025, due to increased costs associated with the pending transaction with Sun Pharma, offset by reduced headcount-related costs and lower spending as part of our ongoing cost-saving and restructuring initiatives. Selling, general and administrative expenses decreased 1% for the nine months ended September 30, 2026 compared to 2025, due to reduced headcount-related costs and lower spending as part of our ongoing cost-saving and restructuring initiatives partially offset by increased costs associated with the pending transaction with Sun Pharma.

Research and Development

Research and development expenses decreased 1% and 3% for each of the three and nine months ended September 30, 2026 compared to 2025, respectively, primarily due to reduced headcount-related costs related to our restructuring initiatives and a decrease in clinical study activity. During 2025, we discontinued the clinical development programs for investigational candidates OG-6219 and OG-7191.

Acquired In-Process Research and Development and Milestones

For the nine months ended September 30, 2025, we recognized $6 million in acquired in-process research and development and milestones, related to the exit of our agreement with Suzhou Centergene Pharmaceuticals, due to the evolving fertility landscape in China.

Restructuring Costs

For the nine months ended September 30, 2026, we incurred restructuring costs of $31 million related to our 2026 restructuring initiatives to streamline and optimize our research and development and manufacturing operations, focusing on enhancing efficiency and aligning resources with strategic priorities. For the nine months ended September 30, 2025, we incurred restructuring costs of $88 million, comprised primarily of headcount-related restructuring expense associated with restructuring initiatives that were aimed at driving operational efficiencies in 2025.

Interest Expense

Interest expense decreased 17% and 15% for the three and nine months ended September 30, 2026, compared to 2025, respectively, due to the repurchase and cancellation of approximately $419 million of the Company’s 5.125% notes due in 2031 (the “2031 Notes”) during the second and fourth quarters of 2025, mandatory prepayments to our term loans in the first quarter of 2026 and lower reference rates on our USD-denominated variable rate debt.

Exchange Losses

Exchange losses were favorable for the three months ended September 30, 2026 and unfavorable for the nine months ended September 30, 2026, compared to 2025. This was primarily due to movements in certain foreign currencies relative to the U.S. dollar.

Other Income, net

Other income, net was impacted for the three months ended September 30, 2026 by $10 million related to the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts. Other income, net was impacted for the nine months ended September 30, 2026 by an $81 million net gain related to the divestiture of Jada to Laborie in the first quarter of 2026, $6 million related to the fair value adjustments and accretion of the Dermavant acquisition contingent consideration, related to changes in the timing of expected commercial milestones based on updated sales forecasts offset by $17 million due to an unfavorable resolution of a working capital matter related to the Dermavant acquisition.

Taxes on Income

The effective income tax rates were 35.7% and 34.0% for the three months ended September 30, 2026 and 2025, respectively, and 35.8% and 31.6% for the nine months ended September 30, 2026 and 2025, respectively. These effective income tax rates reflect the beneficial impact of foreign earnings, offset by the impact of U.S. inclusions under the Global Intangible Low-Taxed Income regime and a valuation allowance recorded against non-deductible U.S. interest expense. Also included in the nine month tax rate is the beneficial impact of the sale of Jada. There was a favorable impact to the 2025 year-to-date effective tax rate driven by a tax amortization benefit.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $1.46 billion. We have historically generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, strategic business development transactions and the payment of dividends. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. Our ability to raise new capital or refinance our debt will depend on the capital markets and our financial condition at such times.

Working capital is defined as current assets less current liabilities and was $2.72 billion and $1.96 billion as of September 30, 2026 and December 31, 2025, respectively. Working capital was positively impacted by our active cash cycle management, which includes the factoring of receivables and timing of vendor payments and the proceeds from the divestiture of Jada.

We have accounts receivable factoring agreements with financial institutions in certain countries. Under these agreements, we have factored $212 million and $217 million of our accounts receivable as of September 30, 2026 and December 31, 2025, respectively. See Note 11 “Financial Instruments” to the Condensed Consolidated Financial Statements for information on our accounts receivable factoring and related agreements.

Net cash provided by operating activities was $702 million for the nine months ended September 30, 2026, compared to $559 million for the same period in the prior year due to our active cash cycle management.

Net cash provided by investing activities was $266 million for the nine months ended September 30, 2026, compared to $325 million used in investing activities for the same period in the prior year, primarily due to proceeds from the divestiture of Jada and decreased milestone payments in the current year.

Net cash used in financing activities was $55 million for the nine months ended September 30, 2026, compared with $374 million for the same period in the prior year, primarily driven by decreased repayments of debt in the current year and decreased dividend payments.

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

Our contractual obligations as of September 30, 2026, which require material cash requirements in the future, consist of contractual milestones, purchase obligations and lease obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details. As of September 30, 2026, there have been no material changes to our contractual obligations outside of the ordinary course of business.

During the third quarter of 2026, we paid cash dividends of $0.02 per share. On October 30, 2026, the Board of Directors declared a quarterly dividend of $0.02 for each issued and outstanding share of our common stock. The dividend is payable on December 10, 2026, to stockholders of record at the close of business on November 9, 2026.

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

Critical Accounting Estimates

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 “Summary of Accounting Policies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements for information on the adoption of new accounting standards during 2026. There have been no changes to our accounting policies as of September 30, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the Condensed Consolidated Financial Statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Organon’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2 “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risk during the quarter ended September 30, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth under Item 7A.—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our CEO and our CFO concluded that, as of September 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number		Description

*♦†10.1	—	Amendment No. 11 to the Development and Commercialization Agreement, dated September 11, 2026, by and between Samsung Bioepis Co., Ltd. and Organon LLC.
*+10.2	—	Organon Executive Change in Control Severance Program, as amended and restated on April 15, 2025, as further amended on August 14, 2026.
*31.1	—	Certification of Principal Executive Officer (CEO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer (CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Section 1350 Certification of Principal Executive Officer (CEO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Section 1350 Certification of Principal Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
	♦	Certain confidential information contained in portions of this exhibit, marked by [***] has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are (i) not material and (ii) are the type of information the registrant customarily and actually treats as private or confidential.
	†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
	+	Management contract or compensatory plan or arrangement.
	*	Filed herewith.
	**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANON & CO.

Date: October 30, 2026	/s/ Lynette Holzbaur
Lynette Holzbaur
Senior Vice President Finance - Corporate Controller

Date: October 30, 2026	/s/ Matthew Walsh
Matthew Walsh
Chief Financial Officer